Form 10QSB
period 2007-09-30
Sterling Exploration Inc.
filed 2007-12-24
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended September 30, 2007

                        Commission File Number 333-144493


                            STERLING EXPLORATION INC.
                 (Name of small business issuer in its charter)

        Nevada                                                      N/A
(State of incorporation)                                    (Employer ID Number)

                          388 Drake Street, Suite 2703
                          Vancouver, BC, Canada V6B 6A8
                                 (604)-899-1495
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 8,055,000 shares of Common Stock outstanding as of September 30, 2007.

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                       September 30,        June 30,
                                                                           2007               2007
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                   $ 12,025           $  8,391
                                                                         --------           --------

TOTAL ASSTS                                                              $ 12,025           $  8,391
                                                                         ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $     --
  Loans from related party                                                 15,000              5,000
                                                                         --------           --------

TOTAL CURRENT LIABILITIES                                                  15,000              5,000
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
    8,055,000 common shares at par  value                                   8,055              8,055
  Additional paid in capital                                               18,945             18,945
                                                                         --------           --------
                                                                           27,000             27,000
  Deficit accumulated during the exploration stage                        (29,975)           (23,609)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                 (2,975)             3,391
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 12,025           $  8,391
                                                                         ========           ========

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                  Three Months         Three Months       Inception Date of
                                                     Ended                Ended          August 18, 2003 to
                                                  September 30,        September 30,         September 30,
                                                      2007                 2006                 2007
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $       59           $       19           $      450
  Filing and transfer agent fees                        2,253                   --                2,253
  Professional fees                                     4,000                  795               12,176
  Mineral properties                                       --                   --               14,500
  Office expenses                                          54                   --                  596
                                                   ----------           ----------           ----------

Total general and administrative expenses               6,366                  814               29,975
                                                   ----------           ----------           ----------

Net loss                                           $   (6,366)          $     (814)          $  (29,975)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 8,055,000            8,055,000
                                                   ==========           ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004 (audited)          3,500,000        3,500           --         3,500           (80)        3,420

October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005 (audited)          8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006 (audited)          8,055,000     $  8,055     $ 18,945      $ 27,000     $ (15,200)     $ 11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007 (audited)          8,055,000     $  8,055     $ 18,945      $ 27,000     $ (23,609)     $  3,391
Net loss                                                                                           (6,366)       (6,366)
                                        -----------     --------     --------      --------     ---------      --------

Balance, September 30, 2007 (unaudited)   8,055,000     $  8,055     $ 18,945      $ 27,000     $ (29,975)     $ (2,975)
                                        ===========     ========     ========      ========     =========      ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Accumulated From
                                                           Three Months       Three Months     Inception Date of
                                                              Ended              Ended        August 18, 2003 to
                                                           September 30,      September 30,       September 30,
                                                               2007               2006               2007
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $ (6,366)          $   (814)          $(29,975)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
     Accounts payable                                              --                 --                 --
                                                             --------           --------           --------

          Net cash (used in) operating activities              (6,366)              (814)           (29,975)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                     10,000             15,000
  Shares subscribed for cash                                       --                 --             27,000
                                                             --------           --------           --------

          Net cash provided by financing activities            10,000                 --             42,000
                                                             --------           --------           --------
INVESTING ACTIVITIES

          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                                 3,634               (814)            12,025
Cash beginning of the period                                    8,391             11,800                 --
                                                             --------           --------           --------

Cash end of the period                                       $ 12,025           $ 10,986           $ 12,025
                                                             ========           ========           ========

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

   Sterling Exploration Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June. The Company is in the exploration stage of its resource business. During the period ended June 30, 2004 the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Ontario, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

   These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $29,975 as at September 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

   EXPLORATION STAGE COMPANY

   The Company complies with the Financial  Accounting Standards Board Statement
   No.  7,  its   characterization  of  the  Company  as  an  exploration  stage enterprise.

   MINERAL INTERESTS

   Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   USE OF ESTIMATES AND ASSUMPTIONS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

   ENVIRONMENTAL COSTS

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

   INCOME TAXES

   The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   At September 30, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

   BASIC AND DILUTED LOSS PER SHARE

   The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

   The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   STOCK-BASED COMPENSATION

   In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

   The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense in the third quarter of 2007 because there were no stock options outstanding prior to the adoption or at September 30, 2007.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

   In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

   On January 20, 2005, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in one mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario for total consideration of $7,000.

   The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

   During the year ended June 30, 2006, exploration cost of $7,500 was incurred for the mineral property.

4. COMMON STOCK

   The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

   During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At September 30, 2007 and 2006 there were no outstanding stock options or warrants.

5. INCOME TAXES

   As of September 30, 2007, the Company had net operating loss carry forwards of approximately $29,975 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended September 30, 2007.

We incurred operating expenses in the amount of $6,366 and $814 for the three-month periods ended September 30, 2007 and 2006. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss for the three-month period ended September 30, 2007 increased $5,552 from the comparative period in fiscal 2006 (2006: $814).

At September 30, 2007, we had total assets of $12,025 consisting entirely of cash. At the same date, our liabilities consisted of a loan payable of $15,000. The loan is due to our director which is interest-free, with no specific terms of repayment.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping and sampling and geophysical survey. In addition to the $6,000 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $11,000. If we experience a shortage of funds prior to funding we may utilize funds from our director, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

The following two phase exploration proposal and cost estimate is offered with the understanding that the second phase is contingent upon positive (encouraging) results being obtained from the first phase and are being able to raise the funds to pay for the second phase:

                               EXPLORATION PROGRAM
     PHASE 1                                                     $        US $
                                                               -----      ----
     Geological Review                                           500
     Geological Mapping and Sampling (GPS)                     3,500
     Report Writing/Consulting                                 1,500
     Operating Supplies                                          500
                                                    TOTAL      6,000      6,000
     PHASE 2
     Geophysical Survey (targets for drilling)                 7,000
     Follow up Mapping and Sampling                            1,000
     Report Writing/Consulting                                 1,500
     Operating Supplies                                          500
                                                    TOTAL     10,000     10,000

                                                    TOTAL                16,000

We plan to commence Phase 1 of the exploration program on the claim in the Spring of 2008. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated this program will take approximately 14 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Subject to the results of phase 1 and the receipt of additional funds, of which there is no guarantee, we anticipate commencing the second phase of our exploration program in Summer of 2008.

We have a verbal agreement with Scott Jobin-Bevans, the professional geologist who prepared the geology report on the Railway Prospect property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB annual filing, and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-144493.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At September 30, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense in the third quarter of 2007 because there were no stock options outstanding prior to the adoption or at September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-144493, at the SEC website at www.sec.gov:

     Exhibit
     Number                        Description
     ------                        -----------

       3.1        Articles of Incorporation*
       3.2        Bylaws*
      31.1        Sec. 302 Certification of Principal Executive Officer
      31.2        Sec. 302 Certification of Principal Financial Officer
      32.1        Sec. 906 Certification of Principal Executive Officer
      32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2007                 Sterling Exploration Inc., Registrant


                                  By: /s/ Lynn Wigen
                                      ------------------------------------------
                                      Lynn Wigen, President, Chief Executive
                                      Officer, Principal Accounting Officer, and
                                      Chief Financial Officer