Form 10QSB
period 2007-12-31
Sterling Exploration Inc.
filed 2008-02-14
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended December 31, 2007

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______ to _______

                       Commission file number: 333-144493


                           Sterling Exploration, Inc.
                 (Name of small business issuer in its charter)

             Nevada                                          N/A
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


   388 Drake Street, Suite 2703, Vancouver, British Columbia, Canada, V6B 6A8
                    (Address of principal executive offices)

                                 (604) 899-1495
                          (Issuer's telephone number)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

          Class                              Outstanding as of February 12, 2008
          -----                              -----------------------------------
Common Stock, $0.001 par value                          8,055,000

                           STERLING EXPLORATION, INC.

                                   FORM 10-QSB

Part 1 FINANCIAL INFORMATION

Item 1. Financial Statements                                                  4
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        or Plan of Operation                                                 12

Item 3. Controls and Procedures                                              15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Unregistered Sales of Securities and Use of Proceeds                 15

Item 3. Defaults Upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    16

Item 6. Exhibits                                                             16

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Sterling Exploration, Inc. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                      December 31,        June 30,
                                                                         2007               2007
                                                                       --------           --------
                                                                     (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    809           $  8,391
                                                                       --------           --------

TOTAL ASSTS                                                            $    809           $  8,391
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $     --           $     --
  Loans from related party                                               20,000              5,000
                                                                       --------           --------

      TOTAL CURRENT LIABILITIES                                          20,000              5,000
                                                                       --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
   Issued and outstanding:
    8,055,000 common shares at par  value                                 8,055              8,055
  Additional paid in capital                                             18,945             18,945
                                                                       --------           --------
                                                                         27,000             27,000
  Deficit accumulated during the exploration stage                      (46,191)           (23,609)
                                                                       --------           --------

TOTAL STOCKHOLDERS' EQUITY                                              (19,191)             3,391
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    809           $  8,391
                                                                       ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 Accumulated
                                                                                                                    From
                                                                                                                  Inception
                                                                                                                   Date of
                                             Six Months       Six Months      Three Months     Three Months    August 18, 2003
                                               Ended            Ended            Ended            Ended               to
                                             December 31,     December 31,     December 31,     December 31,      December 31,
                                                2007             2006             2007             2006              2007
                                             ----------       ----------       ----------       ----------        ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $       85       $       38       $       26       $       19        $      476
  Filing and transfer agent fees                 14,898               --           12,645               --            14,898
  Professional fees                               7,295            3,295            3,295            2,500            15,471
  Mineral properties                                 --               --               --               --            14,500
  Office expenses                                   304               --              250               --               846
                                             ----------       ----------       ----------       ----------        ----------
Total general and administrative expenses        22,582            3,333           16,216            2,519            46,191
                                             ----------       ----------       ----------       ----------        ----------

Net loss                                     $  (22,582)      $   (3,333)      $  (16,216)      $   (2,519)       $  (46,191)
                                             ==========       ==========       ==========       ==========        ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                             ==========       ==========       ==========       ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           8,055,000        8,055,000        8,055,000        8,055,000
                                             ==========       ==========       ==========       ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated      Total
                                   Price     Number of                Additional       Total      During the      Stock-
                                    Per       Common         Par       Paid-in        Capital    Exploration      holders'
                                   Share      Shares        Value      Capital         Stock        Stage         Equity
                                   -----      ------        -----      -------         -----        -----         ------
Balance, August 18, 2003                            --     $    --     $    --       $     --     $     --       $     --
September 5, 2003
  Subscribed for cash              $0.001    2,000,000       2,000          --          2,000           --          2,000
October 30, 2003
  Subscribed for cash              $0.001    1,500,000       1,500          --          1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                            (80)           (80)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2004 (audited)             3,500,000       3,500          --          3,500          (80)         3,420

October 4, 2004
  Subscribed for cash              $0.001    3,000,000       3,000          --          3,000                       3,000
October 27, 2004
  Subscribed for cash              $0.01     1,050,000       1,050       9,450         10,500                      10,500
December 7, 2004
  Subscribed for cash              $0.01       450,000         450       4,050          4,500                       4,500
January 10, 2005
  Subscribed for cash              $0.1         15,000          15       1,485          1,500                       1,500
January 27, 2005
  Subscribed for cash              $0.1         40,000          40       3,960          4,000                       4,000
Net loss                                                                                            (7,547)        (7,547)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2005 (audited)             8,055,000       8,055      18,945         27,000       (7,627)        19,373
Net loss                                                                                            (7,573)        (7,573)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2006 (audited)             8,055,000       8,055      18,945         27,000      (15,200)        11,800
Net loss                                                                                            (8,409)        (8,409)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2007 (audited)             8,055,000       8,055      18,945         27,000      (23,609)         3,391

Net loss                                                                                           (22,582)       (22,582)
                                            ----------     -------     -------       --------     --------       --------

Balance, December 31, 2007 (unaudited)       8,055,000     $ 8,055     $18,945       $ 27,000     $(46,191)      $(19,191)
                                            ==========     =======     =======       ========     ========       ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                      Accumulated
                                                                                                                         From
                                                                                                                       Inception
                                                                                                                        Date of
                                                      Six Months      Six Months     Three Months    Three Months   August 18, 2003
                                                        Ended           Ended           Ended           Ended              to
                                                      December 31,    December 31,    December 31,    December 31,     December 31,
                                                         2007            2006            2007            2006             2007
                                                       --------        --------        --------        --------         --------
CASH DERIVED FROM (USED FOR)
OPERATING ACTIVITIES
  Net loss for the period                              $(22,582)       $ (3,333)       $(16,216)       $ (2,519)        $(46,191)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         --              --              --              --               --
                                                       --------        --------        --------        --------         --------

          Net cash (used in) operating activities       (22,582)         (3,333)        (16,216)         (2,519)         (46,191)
                                                       --------        --------        --------        --------         --------
FINANCING ACTIVITIES
  Loans from related party                               15,000              --           5,000              --           20,000
  Shares subscribed for cash                                 --              --              --              --           27,000
                                                       --------        --------        --------        --------         --------

          Net cash provided by financing activities      15,000              --           5,000              --           47,000
                                                       --------        --------        --------        --------         --------

INVESTING ACTIVITIES                                         --              --              --              --               --
                                                       --------        --------        --------        --------         --------

          Net cash used for investing activities             --              --              --              --               --
                                                       --------        --------        --------        --------         --------

Cash increase during the period                          (7,582)         (3,333)        (11,216)         (2,519)             809
Cash beginning of the period                              8,391          11,800          12,025          10,986               --
                                                       --------        --------        --------        --------         --------

Cash end of the period                                 $    809        $  8,467        $    809        $  8,467         $    809
                                                       ========        ========        ========        ========         ========

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $46,191 as at December 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   MINERAL INTERESTS

   Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   At December 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense in the third quarter of 2007 because there were no stock options outstanding prior to the adoption or at December 31, 2007.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2007
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At December 31, 2007 and 2006 there were no outstanding stock options or warrants.

5. INCOME TAXES

   As of December 31, 2007, the Company had net operating loss carry forwards of approximately $46,191 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Quarterly Report. Our financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

OVERVIEW

Sterling Exploration Inc. was incorporated in Nevada on August 18, 2003 to engage in the business of acquisition, exploration and development of natural resource properties. At that time, we began to seek capital and the development and implementation of our business plan. Subsequently, we identified certain potential mineral properties for acquisition. As of the date of this Quarterly Report, we hold title to one mineral claim, known as the Railway Prospect Property, which may contain little or no economic mineralization. The Railway Prospect Property is comprised of sixteen unpatented mining claim units covering approximately 633 acres. The claim was originally recorded on January 27, 2004. On January 20, 2005, we purchased the claim from Pilgrim Creek Mining Ltd. for $7,000.00.

As of the date of this Quarterly Report, we have re-staked the claim, which is now in good standing until February 2010. We have not carried out any exploration work on the claim nor have we incurred any exploration costs. Our geologist has concluded that the Railway Prospect Property claim is a good prospect for the discovery of gold mineralization. He has recommended a two-hase surface exploration program to further examine the property. Management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2008.

In the event our claim does not contain any reserves, all funds that we have spent on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2006.

Our  net  loss  during  the  six-month   period  ended  December  31,  2007  was
approximately ($22,582) compared to a net loss of ($3,333) for the six-month period ended December 31, 2006 (an increase of $19,249).

During the six-month periods ended December 31, 2007 and 2006, respectively, we did not generate any revenue. During the six-month period ended December 31, 2007, we incurred general and administrative expenses in the aggregate amount of $22,582 compared to $3,333 incurred during the six-month period ended December 31, 2006. The general and administrative expenses incurred during the six-month period ended December 31, 2007 consisted of: (i) filing and transfer agent fees of $14,898 (2006: $-0-); (ii) professional fees of $7,295 (2006: $3,295); (iii)
office expenses of $304 (2006: $-0-); and (iv) bank charges and interest of $85 (2006: $38).

The increase in net loss during the six-month period ended December 31, 2007 compared to the six-month period ended December 31, 2006 is attributable primarily to the increase in professional fees and filing and transfer agent fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six-month period ended December 31, 2007 was ($22,582) or ($0.00) per share compared to a net loss of ($3,333) or ($0.00) per share for the six-month period ended December 31, 2006. The weighted average number of shares outstanding was 8,055,000 at December 31, 2007 and 2006, respectively.

THREE-MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 2006.

Our net loss during the three-month period ended December 31, 2007 was approximately ($16,216) compared to a net loss of ($2,519) for the three-month period ended December 31, 2006 (an increase of $13,697).

During the three-month periods ended December 31, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended December 31, 2007, we incurred general and administrative expenses in the aggregate amount of $16,216 compared to $2,519 incurred during the three-month period ended December 31, 2006. The general and administrative expenses incurred during the three-month period ended December 31, 2007 consisted of: (i) filing and transfer agent fees of $12,645 (2006: $-0-); (ii) professional fees of $3,295 (2006: $2,500); (iii) office expenses of $-0- (2006: $846); and (iv) bank charges and interest of $19 (2006: $476).

The increase in net loss during the three-month period ended December 31, 2007 compared to the three-month period ended December 31, 2006 is attributable primarily to the increase in professional fees and filing and transfer agent fees.

Our net loss during the three-month period ended December 31, 2007 was ($16,216) or ($0.00) per share compared to a net loss of ($2,519) or ($0.00) per share for the three-month period ended December 31, 2006. The weighted average number of shares outstanding was 8,055,000 at December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six-month period ended December 31, 2007, our current assets were $809 and our current liabilities were $20,000, resulting in a working capital deficit of $19,991.10. As at the six-month period ended December 31, 2007, our total assets were $809 consisting of cash compared to total assets of $8,391 at fiscal year ended June 30, 2007. As at the six-month period ended December 31, 2007, our total liabilities were $20,000 consisting of a loan from a related party compared to current liabilities of $5,000 at fiscal year ended June 30, 2007. The increase in current liabilities was primarily due to the increase in the loan from the related party.

Stockholders' equity/deficit decreased from $3,391 as at June 30, 2007 to ($19,191) as at December 31, 2007.

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2007, net cash flow used in operating activities was ($22,582) compared to net cash flow used in operating activities of ($3,333) for the six-month period ended December 31, 2006. Net cash flow used in operating activities during the six-month period ended December 31, 2007 consisted primarily of a net loss of ($22,582).

During the six-month period ended December 31, 2007, net cash flow provided by financing activities was $15,000 compared to net cash flow from financing activities of $-0- for the six-month period ended December 31, 2006. Net cash flow provided from financing activities during the six-month period ended December 31, 2007 pertained to the $15,000 received as proceeds from the loan from related party.

PLAN OF OPERATION

Advances and further private placements are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

The report of the independent registered public accounting firm that accompanies our fiscal year end June 30, 2007 and June 30, 2006 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments to which we are a party.

ITEM 3. INTERNATL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Lynn Wigen, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Ms. Wigen concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officer also confirms that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sterling Exploration, Inc.


Date: February 12, 2008               By: /s/ Lynn Wigen
                                         ---------------------------------------
                                         Lynn Wigen, President and Chief
                                         Executive Officer


Date: February 12, 2008               By: /s/ Lynn Wigen
                                         ---------------------------------------
                                         Lynn Wigen, Chief Financial Officer