Form 10QSB
period 2008-03-31
Sterling Exploration Inc.
filed 2008-05-12
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG
    ACT OF 1934

    For the period ended March 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

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

                                 (604) 899-1495
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
   Section 12(b) of the Act:                                on which registered:
   -------------------------                                --------------------
           None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

          Class                                    Outstanding as of May 8, 2008
          -----                                    -----------------------------
Common Stock, $0.001 par value                               8,055,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           STERLING EXPLORATION, INC.

                                   FORM 10-QSB

Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                  4
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        or Plan of Operation                                                 12

Item 3. Controls and Procedures                                              15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Unregistered Sales of Securities and Use of Proceeds                 16

Item 3. Defaults Upon Senior Securities                                      16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    16

Item 6. Exhibits                                                             16

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         March 31,          June 30,
                                                                           2008               2007
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  2,569           $  8,391
                                                                         --------           --------

      TOTAL ASSTS                                                        $  2,569           $  8,391
                                                                         ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $     --
  Loans from related party                                                 25,000              5,000
                                                                         --------           --------

      TOTAL CURRENT LIABILITIES                                            25,000              5,000
                                                                         --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
     8,055,000 common shares at par  value                                  8,055              8,055
  Additional paid in capital                                               18,945             18,945
                                                                         --------           --------
                                                                           27,000             27,000
  Deficit accumulated during the exploration stage                        (49,431)           (23,609)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                          (22,431)             3,391
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  2,569           $  8,391
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Accumulated From
                                                                                                             Inception
                                                                                                               Date of
                                            Three Months    Three Months    Nine Months     Nine Months    August 18, 2003
                                               Ended           Ended          Ended           Ended              to
                                              March 31,       March 31,      March 31,       March 31,        March 31,
                                                2008            2007           2008            2007             2008
                                             ----------      ----------     ----------      ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $       27      $       44     $      112      $       82       $      503
  Filing and transfer agent fees                  1,463              --         16,361              --           16,361
  Professional fees                               1,750              --          9,045           3,295           17,221
  Mineral properties                                 --              --             --              --           14,500
  Office expenses                                    --             105            304             105              846
                                             ----------      ----------     ----------      ----------       ----------

Total general and administrative expenses         3,240             149         25,822           3,482           49,431
                                             ----------      ----------     ----------      ----------       ----------

Net loss                                     $   (3,240)     $     (149)    $  (25,822)     $   (3,482)      $  (49,431)
                                             ==========      ==========     ==========      ==========       ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)     $    (0.00)    $    (0.00)     $    (0.00)
                                             ==========      ==========     ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           8,055,000       8,055,000      8,055,000       8,055,000
                                             ==========      ==========     ==========      ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated      Total
                                   Price     Number of                Additional       Total      During the      Stock-
                                    Per       Common         Par       Paid-in        Capital    Exploration      holders'
                                   Share      Shares        Value      Capital         Stock        Stage         Equity
                                   -----      ------        -----      -------         -----        -----         ------
Balance, August 18, 2003                            --     $    --     $    --       $     --     $     --       $     --
September 5, 2003
  Subscribed for cash              $0.001    2,000,000       2,000          --          2,000           --          2,000
October 30, 2003
  Subscribed for cash              $0.001    1,500,000       1,500          --          1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                            (80)           (80)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2004 (audited)             3,500,000       3,500          --          3,500          (80)         3,420

October 4, 2004
  Subscribed for cash              $0.001    3,000,000       3,000          --          3,000                       3,000
October 27, 2004
  Subscribed for cash              $0.01     1,050,000       1,050       9,450         10,500                      10,500
December 7, 2004
  Subscribed for cash              $0.01       450,000         450       4,050          4,500                       4,500
January 10, 2005
  Subscribed for cash              $0.1         15,000          15       1,485          1,500                       1,500
January 27, 2005
  Subscribed for cash              $0.1         40,000          40       3,960          4,000                       4,000
Net loss                                                                                            (7,547)        (7,547)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2005 (audited)             8,055,000       8,055      18,945         27,000       (7,627)        19,373
Net loss                                                                                            (7,573)        (7,573)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2006 (audited)             8,055,000       8,055      18,945         27,000      (15,200)        11,800
Net loss                                                                                            (8,409)        (8,409)
                                            ----------     -------     -------       --------     --------       --------
Balance, June 30, 2007 (audited)             8,055,000       8,055      18,945         27,000      (23,609)         3,391
Net loss                                                                                           (25,822)       (25,822)
                                            ----------     -------     -------       --------     --------       --------

Balance, March 31, 2008 (unaudited)          8,055,000     $ 8,055     $18,945       $ 27,000     $(49,431)      $(22,431)
                                            ==========     =======     =======       ========     ========       ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Accumulated From
                                                                                            Inception
                                                                                              Date of
                                                          Nine Months      Nine Months    August 18, 2003
                                                            Ended            Ended              to
                                                           March 31,        March 31,        March 31,
                                                             2008             2007             2008
                                                           --------         --------         --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                  $(25,822)        $ (3,482)        $(49,431)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
     Accounts payable                                            --               --               --
                                                           --------         --------         --------

          Net cash (used in) operating activities           (25,822)          (3,482)         (49,431)
                                                           --------         --------         --------
FINANCING ACTIVITIES
  Loans from related party                                   20,000               --           25,000
  Shares subscribed for cash                                     --               --           27,000
                                                           --------         --------         --------

          Net cash provided by financing activities          20,000               --           52,000
                                                           --------         --------         --------

INVESTING ACTIVITIES                                             --               --               --
                                                           --------         --------         --------

          Net cash used for investing activities                 --               --
                                                           --------         --------         --------

Cash increase during the period                              (5,822)          (3,482)           2,569
Cash beginning of the period                                  8,391           11,800               --
                                                           --------         --------         --------

Cash end of the period                                     $  2,569         $  8,318         $  2,569
                                                           ========         ========         ========

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $49,431 as at March 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

   Mineral Interests

   Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   At March 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended March 31, 2008 because there were no stock options outstanding prior to the adoption or at March 31, 2008.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

   During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At March 31, 2008 and 2007 there were no outstanding stock options or warrants.

5. INCOME TAXES

   As of March 31, 2008, the Company had net operating loss carry forwards of approximately $49,431 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

OVERVIEW

Sterling Exploration Inc. was incorporated in Nevada on August 18, 2003 to engage in the business of acquisition, exploration and development of natural resource properties. Our shares of common stock commenced trading on the Over-the-Counter Bulletin Board on April __, 2008 under the symbol "SRXP:BB".

At the time of inception, we began to seek capital and the development and implementation of our business plan. Subsequently, we identified certain potential mineral properties for acquisition. As of the date of this Quarterly Report, we hold title to one mineral claim, known as the Railway Prospect Property, which may contain little or no economic mineralization. The Railway Prospect Property is comprised of sixteen unpatented mining claim units covering approximately 633 acres. The claim was originally recorded on January 27, 2004. On January 20, 2005, we purchased the claim from Pilgrim Creek Mining Ltd. for $7,000.00.

As of the date of this Quarterly Report, we have re-staked the claim, which is now in good standing until February 2010. We have not carried out any exploration work on the claim nor have we incurred any exploration costs. Our geologist has concluded that the Railway Prospect Property claim is a good prospect for the discovery of gold mineralization. He has recommended a two-base surface exploration program to further examine the property. Management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2008. On May 5, 2008, our President/Chief Executive

Officer, Lynn Wigen loaned $10,000 to us so that sufficient funds are available for commencement of phase I of the exploration program. See "-- Plan of Operation".

In the event our claim does not contain any reserves, all funds that we have spent on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2007.

Our net loss during the nine-month period ended March 31, 2008 was approximately ($25,822) compared to a net loss of ($3,482) for the nine-month period ended March 31, 2007 (an increase of $22,340).

During the nine-month periods ended March 31, 2008 and 2007, respectively, we did not generate any revenue. During the nine-month period ended March 31, 2008, we incurred general and administrative expenses in the aggregate amount of $25,822 compared to $3,482 incurred during the nine-month period ended March 31, 2007. The general and administrative expenses incurred during the nine-month period ended March 31, 2008 consisted of: (i) filing and transfer agent fees of $16,361 (2007: $-0-); (ii) professional fees of $9,045 (2007: $3,295); (iii)
office expenses of $304 (2006: $105-); and (iv) bank charges and interest of $112 (2007: $82).

The increase in net loss during the nine-month period ended March 31, 2008 compared to the nine-month period ended March 31, 2007 is attributable primarily to the increase in professional fees and filing and transfer agent fees based on the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine-month period ended March 31, 2008 was ($25,822) or ($0.00) per share compared to a net loss of ($3,482) or ($0.00) per share for the nine-month period ended March 31, 2007. The weighted average number of shares outstanding was 8,055,000 at March 31, 2008 and 2007, respectively.

THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2007.

Our  net  loss  during  the   three-month   period  ended  March  31,  2008  was
approximately ($3,240) compared to a net loss of ($149) for the three-month period ended March 31, 2007 (an increase of $3,091).

During the three-month periods ended March 31, 2008 and 2007, respectively, we did not generate any revenue. During the three-month period ended March 31, 2008, we incurred general and administrative expenses in the aggregate amount of $3,240 compared to $149 incurred during the three-month period ended March 31,

2007. The general and administrative expenses incurred during the three-month period ended March 31, 2008 consisted of: (i) filing and transfer agent fees of $1,463 (2007: $-0-); (ii) professional fees of $1,750 (2007: $-0-); (iii) office expenses of $-0- (2007:  $105); and (iv) bank charges and interest of $27 (2007:
$44).

The increase in net loss during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 is attributable primarily to the increase in professional fees and filing and transfer agent fees.

Our net loss during the three-month period ended March 31, 2008 was ($3,240) or ($0.00) per share compared to a net loss of ($149) or ($0.00) per share for the three-month period ended March 31, 2007. The weighted average number of shares outstanding was 8,055,000 at March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED MARCH 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine-month period ended March 31, 2008, our current assets were $2,569 and our current liabilities were $25,000, resulting in a working capital deficit of $22,431. As at the nine-month period ended March 31, 2008, our total assets were $2,569 consisting of cash compared to total assets of $8,391 at fiscal year ended June 30, 2007. As at the nine-month period ended March 31, 2008, our total liabilities were $25,000 consisting of a loan from a related party compared to current liabilities of $5,000 at fiscal year ended June 30, 2007. The increase in current liabilities was primarily due to the increase in the loan from the related party.

Stockholders' equity/deficit decreased from $3,391 as at June 30, 2007 to ($22,431) as at March 31, 2008.

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2008, net cash flow used in operating activities was ($25,822) compared to net cash flow used in operating activities of ($3,482) for the nine-month period ended March 31, 2007. Net cash flow used in operating activities during the nine-month period ended March 31, 2008 consisted primarily of a net loss of ($25,822).

During the nine-month period ended March 31, 2008, net cash flow provided by financing activities was $20,000 compared to net cash flow from financing activities of $-0- for the nine-month period ended March 31, 2007. Net cash flow provided from financing activities during the nine-month period ended March 31, 2008 pertained to the $20,000 received as proceeds from the loan from related party.

PLAN OF OPERATION

Advances and further private placements are expected to be adequate to fund our operations over the next six months. On May 5, 2008, our President/Chief Executive Officer, Lynn Wigen, loaned us $10,000 for purposes of working capital related to commencement of phase I exploration program. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.

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

ITEM 3. INTERNATL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Lynn Wigen, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Ms. Wigen concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officer also confirms that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-QSB.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Exploration, Inc.


Date: May 9, 2008                        By: /s/ Lynn Wigen
                                            ------------------------------------
                                            Lynn Wigen, President and Chief
                                            Executive Officer


Date: May 9, 2008                        By: /s/ Lynn Wigen
                                            ------------------------------------
                                            Lynn Wigen, Chief Financial Officer