Form 10KSB
period 2008-06-30
Sterling Exploration Inc.
filed 2008-09-29
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-144493

                            Sterling Exploration Inc.
                 (Name of small business issuer in its charter)

            Nevada                                               98-0441019
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                1400 Begin Street
                                Montreal, Quebec
                                 Canada H3B 4R4
                    (Address of principal executive offices)

                                 (514) 334-3131
                           (Issuer's telephone number)

Securities registered pursuant to Section                  Name of each exchange
           12(b) of the Act:                                on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 24, 2008: $ -0-.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                 Outstanding as of September 24, 2008
      -----                                 ------------------------------------
Common Stock, $0.001                                     8,055,000

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            STERLING EXPLORATION INC.

                                   FORM 10-KSB

Part I.

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           20

Item 3.     Legal Proceedings                                                 20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters and
            Small  Business Issuer Purchases of Equity Securities             20

Item 6.     Management's Discussion and Analysis and Plan of Operation        21

Item 7.     Financial Statements                                              27

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          37

Item 8A.    Controls and Procedures                                           37

Item 8A(T). Controls and Procedures                                           38

Item 8B.    Other Information                                                 38

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
            Exchange Act                                                      38

Item 10.    Executive Compensation                                            39

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   41

Item 12.    Certain Relationships and Related Transactions and Director
            Independence                                                      43

Item 13.    Exhibits                                                          43

Item 14.    Principal Accountant Fees and Services                            43

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Sterling Exploration Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GLOSSARY

Dike: A long mass of minerals, usually an intrusion of igneous rocks, filling up rents or fissures in the original strata

Fault: Planar rock fractures which show evidence of relative movement.

Gabbro: a dark, coarse-grained, intrusive igneous rock chemically equivalent to basalt. It is a plutonic rock formed when molten magma is trapped beneath the Earth's surface and cools into a crystalline mass

Instusive: A body of igneous rock that has crystallized from a molten magma below the surface of the Earth

Sedimentary Rock: Sedimentary rocks include common types such as chalk, limestone, sandstone and shale. Four basic processes are involved in the formation of a sedimentary rock: weathering (erosion) caused mainly by friction of waves, transportation where the sediment is carried along by a current, deposition and compaction where the sediment is squashed together to form a rock of this kind

Sill: a tabular mass of igneous rock that has been intruded laterally between layers of older rock

BUSINESS DEVELOPMENT

Sterling Exploration Inc. was incorporated in Nevada on August 18, 2003 to engage in the business of acquisition, exploration and development of natural resource properties. Our shares of common stock commenced trading on the
Over-the-Counter   Bulletin  Board  during   September  2008  under  the  symbol
"SRXP:BB".

At the time of inception, we began to seek capital and the development and implementation of our business plan. Subsequently, we identified certain potential mineral properties for acquisition. As of the date of this Annual Report, we hold title to one mineral claim, known as the Railway Prospect Property, which may contain little or no economic mineralization. The Railway Prospect Property is comprised of sixteen unpatented mining claim units covering approximately 633 acres. The claim was originally recorded on January 27, 2004. On January 20, 2005, we purchased the claim from Pilgrim Creek Mining Ltd. for $7,000.00.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Sterling Exploration" refers to Sterling Exploration Inc.

TRANSFER AGENT

Our transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 Las Vegas NV 89119.

CURRENT BUSINESS OPERATIONS

We are currently engaged in the business of the acquisition, exploration and development of natural resource mineral properties with a focus on the exploration and development of deposits in North American and internationally. As of the date of this Annual Report, our mineral interests consist of the Railway Prospect as discussed below. We have not established any proven or probable reserves on the Railway Prospect.

MINERAL PROPERTIES

The one property in our portfolio is the Railway Prospect property, consisting of 633 acres, included within 16 unpatented mining claim units. The claim was recorded on January 27, 2004. On January 20, 2005, we purchased the property from Pilgrim Creek Mining Ltd. for $7,000.

The Railway Prospect property, centered at approximately 46(Degree)38' N latitude and 80(Degree)40' W longitude or 524401m E and 5164264m N (NAD83, Zone 17; NTS 41 l/10), is located in the lowermost corner of the southwest quadrant of Scadding Township, at the boundary with MacLennan Township to the west and Street township to the south. Access to the Railway Property can be made by traveling along the now abandoned railway bed which can be accessed at various points via municipal roadways such as the Kukagami Lake Road; the railway "road" passes through the central portion of the mining claim. The Railway Property is proximal to the Sudbury Mining Camp and the history of past mineral production in the region provides all manner of infrastructure necessary for the timely exploration and development of mineral properties.

The land is dominated by a cover of mixed wood forest that includes sugar maple, yellow birch, poplar, eastern hemlock, eastern white pine and red pine. The region is considered to have a humid, high cool temperate eco-climate. Average daily temperature range in the summer is from 53 to 73 degrees while in winter the average range is from 62 to 20 degrees. Average annual precipitation is 3 feet and snow cover is deepest in January and February, with an average depth of
1.3 feet.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. As of the date of this Annual Report, we have re-staked the claim, which is now in good standing until February 2010. We have not carried out any exploration work on the claim nor have we incurred any exploration costs. Our geologist has concluded that the Railway Prospect Property claim is a good prospect for the discovery of gold mineralization. He has recommended a two-base surface exploration program to further examine the property. Management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2008. On May 5, 2008, our then President/Chief Executive Officer, Lynn Wigen loaned $10,000 to us so that sufficient funds are available for commencement of phase I of the exploration program.

 In the event our claim does not contain any reserves, all funds that we have spent on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available in the area.

The future cost of  exploration  work on the  property is disclosed in detail in
Item 6. Management's Discussion and Analysis and Plan of Operation"- Plan of Operation."

ACQUISITION OF THE MINERAL CLAIM

The Railway Prospect property consists of 633 acres within 16 unpatented mining claim units. The claim was recorded on January 27, 2004. On January 20, 2005, we purchased the Railway Prospect property from Pilgrim Creek Mining Ltd. for $7,000. To satisfy government assessment regulations, and thus keep the claim in good standing, minimum eligible exploration expenses of $400 per claim unit (a total of $6,400 for the Railway prospect) must be incurred and filed with the

Ministry of Northern Development and Mines on or before the second anniversary date of the claim, and on or before every anniversary date thereafter. The Railway prospect is in good standing until January 27, 2008.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES AND INFRASTRUCTURE

The Railway Prospect property, centered at approximately 46(Degree)38' N latitude and 80(Degree)40' W longitude or 524401m E and 5164264m N (NAD83, Zone 17; NTS 41 l/10), is located in the lowermost corner of the southwest quadrant of Scadding Township, at the boundary with MacLennan Township to the west and Street township to the south.

Forestry, mining and tourism are the most important land uses in the region and a number of tourist camps and cottages are located in the area. Low-intensity farming, including subsidence crops and cattle and sheep grazing are scattered throughout the area.

Access to the Railway Prospect property can be made by traveling along the now abandoned railway bed which can be accessed at various points via municipal roadways such as the Kukagami Lake Road; the railway "road" passes through the central portion of the mining claim. The Railway Prospect property is proximal to the Sudbury Mining Camp and the history of past mineral production in the region provides all manner of infrastructure necessary for the timely exploration and development of mineral properties.




                          [MAP SHOWING THE CLAIM AREA]

                        [MAP SHOWING THE CLAIM LOCATION]




HISTORY

There have been numerous exploration programs in the general area and much of this work has been focused toward gold; particularly within the vicinity of contacts between Nipissing Gabbro intrusions and Huronian Supergroup sediments.

REGIONAL, PROPERTY AND LOCAL GEOLOGY

Scadding township area is located within the Southern Geological Province of the Canadian Shield. This region is dominated by sedimentary rocks of the Huronian Supergroup and by the extensive Nipissing Gabbro intrusive suite. Palaeoproterozic (~2.48 Ga) mafic layered intrusions of the East Bull Lake suite are found in the region where they occur at or proximal to the base of the Huronian Supergroup; this suite includes the East Bull Lake, Shakespeare-Dunlop or Agnew Lake, River Valley and Street Township intrusions.

Outcrop exposure on the Railway Prospect property is limited to about 10-15% with some of the best exposure along the railway cuts; overburden consists mainly of sand-silt and organic and can be up to several metres thick. The claim overlies several rock types including Nipissing Gabbro, Sudbury Dyke Swarm, and Huronian Supergroup sediments (Bruce, Espanola and Serpent formations and Mississagi Formation); the Huronian sediments are folded. Nipissing Gabbro are intrusive into the Huronian sediments, and parallel (sills) and cross-cut (dikes) bedding planes. The youngest rocks in the area are the olivine-magnetite bearing Sudbury Dykes which are vertically dipping and cross-cut the aforementioned rock types; a large dike of this type follows along the railway line (Thomson 1961, Map 2009; Dressler, 1982, Map 2451).

Major structures in the area include a northwest-trending fault (un-named) which cuts through the claim, generally following the abandoned railway line; it is the geologist's experience that these northwest-trending faults are commonly associated with gold mineralization.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral property opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

DEVELOPMENT OF MINERAL PROPERTIES

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the Railway Prospect property, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

     *    Review all available information and studies.

     *    Digitize all available factual information.

     * Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the area.

     *    Determine feasibility and amenability of extracting the minerals.

     *    Create investor communications materials, corporate identity.

     *    Raise funding for mineral development.

     * Target further leases for exploration potential and obtain further funding to acquire new development targets.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations in Canada or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Marc Gagnon is our President/Chief Executive Officer and our Treasurer/Chief Financial Officer. This individual is primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties in Canada. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. Our mineral property is in the exploration stage as opposed to the development stage and has no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral property, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

OUR EXPLORATION ACTIVITIES ON OUR MINERAL PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

     *    identification  of  potential   mineralization  based  on  superficial
          analysis;

     *    availability of government-granted exploration permits;

     *    the quality of management and geological and technical expertise; and

     *    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate09-8 widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

OUR  BUSINESS  IS  DIFFICULT  TO  EVALUATE  BECAUSE WE HAVE A LIMITED  OPERATING
HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was August 18, 2003 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we have only recently acquired or will acquire our primary minerals exploration prospects with limited experience in early stage exploration efforts.

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $52,523 from August 16, 2003 (inception) to June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $52,523 and incurred losses of approximately $28,914 during fiscal year ended June 30, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

FUTURE PARTICIPATION IN AN INCREASED NUMBER OF MINERALS EXPLORATION PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal years ended June 30, 2008 and June 30, 2007 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

WE ARE RELATIVELY A NEW ENTRANT INTO THE MINERALS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing one property. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if gold or other precious metals or other minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights;
(ii) geological  problems;  (iii)  metallurgical and other processing  problems;
(iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents;
(vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

IF THERE IS A DEFECT WITH RESPECT TO TITLE OF OUR MINERAL CLAIM, OUR BUSINESS MAY FAIL .

We own a mineral claim in Canada. Although we believe that we have taken all appropriate steps to determine that we have title to this claim, there is no guarantee that there are no defects with respect to title of the mineral claim. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we do not have clear title to our mineral claims, our business may fail and you may lose your entire investment in our common stock.

THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved minerals reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

MINERAL MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of certain minerals are found on any lease owned by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

MINERALS EXPLORATION AND DEVELOPMENT AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marc Gagnon, our President/Chief Executive Officer and Treasurer/Chief Financial Officer and our sole director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if our officer was to die. The loss of service of this employee could therefore significantly and adversely affect our operations.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Our current executive officer and director serves only on a part time basis. He devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director may be subject to conflicts of interest.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK, AND IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR INVESTORS WILL BE UNABLE TO SELL THEIR SHARES.

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. Our common stock is quoted on the Financial Industry Regulatory Authority's (FINRA) OTC Bulletin Board upon the effectiveness of our registration statement. A market maker was required to file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, our shares have not commenced trading and we cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS COULD CAUSE A REDUCTION IN THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 8,055,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 13, 2007. As a result of this registration statement, an aggregate of 5,055,000 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 3,000,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

WHEN OUR COMMON STOCK COMMENCE TRADING ON THE OTC BULLETIN BOARD, THE TRADING PRICE MAY FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

When our common stock actively commences trading on the OTC Bulletin Board, the trading price may fluctuate significantly. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

OUR DIRECTOR AND OFFICER is OUTSIDE THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST OUR DIRECTOR OR OFFICER.

Our officer and director is a national and/or resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our director or officer, or enforce within the United States or Canada any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 1400 Begin Street, Montreal, Quebec, Canada H3B 4R4. The office space is for corporate identification, mailing, and courier purposes only and costs us monthly nominal amount.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended June 30, 2008, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "SRXP:OB" approximately September 2008. However, no market for our common stock has been established.

As of September 24, 2008, we had 22 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plans.

EQUITY PLAN COMPENSATION INFORMATION

                                                                     Weighted-Average       Number of Securities
                                        Number of Securities to     Exercise Price of     Remaining Available for
                                        be Issued Upon exercise        Outstanding         Future Issuance Under
                                        of Outstanding Options,     Options, warrants    Equity Compensation Plans
                                          warrants and Rights           and Rights         (excluding column (a))
Plan Category                                     (a)                      (b)                      (c)
-------------                             -------------------           ----------         ----------------------
Equity Compensation Plans
Approved by Security Holders                                          Not applicable

Equity Compensation Plans not
Approved by Security Holders                                          Not applicable

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2008, we did not issue any shares of our common stock in private placement offering or in exchange for our debts or pursuant to contractual agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (August 18, 2003) to year ended June 30, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                                                  For the period
                                           Fiscal Year        Fiscal Year         from inception
                                              Ended              Ended         (August 18, 2003) to
                                             June 30,           June 30,             June 30,
                                               2008               2007                 2008
                                             --------           --------             --------
Revenue                                      $      0           $      0             $      0

General and Administrative Expenses
  Bank charges and interest                       135                128                  526
  Filing and transfer agent fees               16,761                  0               16,761
  Professional fees                            11,714              8,176               19,890
  Mineral properties                                0                  0               14,500
  Office expenses                                 304                105                  846
                                             --------           --------             --------

Net Income (Loss)                            $(28,914)          $ (8,409)            $(52,523)
                                             ========           ========             ========

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2007.

Our net loss during fiscal year ended June 30, 2008 was approximately ($28,914) compared to a net loss of ($8,409) for fiscal year ended June 30, 2007.

During fiscal years ended June 30, 2008 and June 30, respectively, we did not generate any revenue. During fiscal year ended June 30, 2008, we incurred general and administrative expenses in the aggregate amount of $28,914 compared to $8,409 incurred during fiscal year ended June 30, 2007 (an increase of $20,505). The general and administrative expenses incurred during fiscal year ended June 30, 2008 consisted of: (i) bank charges and interest of $135 (2007:
$128); (ii) filing and transfer agent fees of $16,761 (2007: $-0-); (iii) professional fees of $11,714 (2007: $8,176); and (iv) office expenses of $304 (2007: $105). The increase in expenses incurred during fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 resulted primarily from an overall increase in professional fees and filing and transfer agent fees relating to the increased scale scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during fiscal year ended June 30, 2008 was ($28,914) or ($0.00) per share compared to a net loss of ($8,409) or ($0.00) per share for fiscal year ended June 30, 2007. The weighted average number of shares outstanding was 8,055,000 at June 30, 2008 and June 30, 2007, respectively. .

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2008, our current assets were $10,616 and our current liabilities were $36,139, resulting in a working capital deficit of $25,523. As at fiscal year ended June 30, 2008, our total assets were $10,616 consisting of cash compared to total assets of $8,391 at fiscal year ended June 30, 2007. As at fiscal year ended June 30, 2008, our current liabilities were $36,139 compared to current liabilities of $5,000 at fiscal year ended June 30, 2007. Our current liabilities consisted of: (i) $1,139 in accounts payable and accrued liabilities; and (ii) $35,000 in loan from related party. The increase in current liabilities was primarily due to the increase in the loan from related party.

Stockholders' equity (deficit) decreased from $3,391 as at June 30, 2007 to ($25,523) as at June 30, 2008.

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2008, net cash flow used in operating activities was ($27,775) compared to net cash flow used in operating activities of ($8,409) for fiscal year ended June 30, 2007. Net cash flow used in operating activities during fiscal year ended June 30, 2008 consisted primarily of net loss of ($28,914) with changes in operating assets and liabilities of $1,139 in accounts payable.

During fiscal year ended June 30, 2008, net cash flow provided by financing activities was $30,000 compared to net cash flow provided by financing activities of $5,000 for fiscal year ended June 30, 2007. Net cash flow provided from financing activities during fiscal year ended June 30, 2008 pertained to $30,000 in loan from related party.

PLAN OF OPERATION

Advances and further private placements are expected to be adequate to fund our operations over the next six months. On May 5, 2008, our then President/Chief Executive Officer, Lynn Wigen, loaned us $10,000 for purposes of working capital related to commencement of phase I exploration program. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.

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

Our plan of operation for the twelve months following the date of this prospectus is to complete the first phase of the exploration program on our claim consisting of geological mapping and sampling and geophysical survey. In addition to the $6,000 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next twelve months are therefore expected to be approximately $11,000. If we experience a shortage of funds prior to funding we may utilize funds from our officer/director, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. There is the possibility that our claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

The following two phase exploration proposal and cost estimate is offered with the understanding that the second phase is contingent upon positive (encouraging) results being obtained from the first phase and are being able to raise the funds to pay for the second phase:

                               EXPLORATION PROGRAM

PHASE 1                                                          $        US $
-------                                                        -----     ------
Geological Review                                                500
Geological Mapping and Sampling (GPS)                          3,500
Report Writing/Consulting                                      1,500
Operating Supplies                                               500
                                                  TOTAL        6,000      6,000
PHASE 2
Geophysical Survey (targets for drilling)                      7,000
Follow up Mapping and Sampling                                 1,000
Report Writing/Consulting                                      1,500
Operating Supplies                                               500
                                                  TOTAL       10,000     10,000

                                                  TOTAL                  16,000

We plan to commence Phase 1 of the exploration program on the claim in the fall of 2008. We expect this phase to take seven days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

The  above   program   costs  are   management's   estimates   based   upon  the
recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated this program will take approximately 14 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Subject to the results of phase 1 and the receipt of additional funds, of which there is no guarantee, we anticipate commencing the second phase of our exploration program in spring 2009.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments for fiscal year 2008/2009.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2008 and June 30, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent  Registered  Public  Accounting  Firm Dated  September 10,
2008.

Balance Sheets as at June 30, 2008 and June 30, 2007.

Statements of Operations For Fiscal Years Ended June 30, 2008 and June 30, 2007 and for the Period From August 18, 2003 (Inception) to June 30, 2008.

Statement  of  Stockholders'   Equity  for  the  Period  From  August  18,  2003
(Inception) to June 30, 2008.

Statements of Cash Flows for the Fiscal Years Ended June 30, 2008 and June 30, 2007 and for the Period From August 18, 2003 (Inception) to June 30, 2008.

Notes to Financial Statements.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sterling Exploration, Inc.
Vancouver, British Columbia

I have audited the accompanying balance sheets of Sterling Exploration, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Exploration, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aurora, Colorado                               /s/ Ronald R. Chadwick, P.C.
September 10, 2008                             ---------------------------------
                                               RONALD R. CHADWICK, P.C.

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              June 30,           June 30,
                                                                                2008               2007
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 10,616           $  8,391
                                                                              --------           --------

      TOTAL ASSTS                                                             $ 10,616           $  8,391
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $  1,139           $     --
  Loans from related party                                                      35,000              5,000
                                                                              --------           --------

      TOTAL CURRENT LIABILITIES                                                 36,139              5,000
                                                                              --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      8,055,000 common shares at par  value                                      8,055              8,055
    Additional paid in capital                                                  18,945             18,945
                                                                              --------           --------
                                                                                27,000             27,000
    Deficit accumulated during the exploration stage                           (52,523)           (23,609)
                                                                              --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                               (25,523)             3,391
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 10,616           $  8,391
                                                                              ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                                                         Date of Inception
                                                   Year Ended           Year Ended       August 18, 2003 to
                                                    June 30,             June 30,             June 30,
                                                      2008                 2007                 2008
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      135           $      128           $      526
  Filing and transfer agent fees                       16,761                   --               16,761
  Professional fees                                    11,714                8,176               19,890
  Mineral properties                                       --                   --               14,500
  Office expenses                                         304                  105                  846
                                                   ----------           ----------           ----------
Total general and administrative expenses              28,914                8,409               52,523
                                                   ----------           ----------           ----------

Net loss                                           $  (28,914)          $   (8,409)          $  (52,523)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 8,055,000            8,055,000
                                                   ==========           ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420

October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------

Balance, June 30, 2008                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (52,523)     $(25,523)
                                        ===========     ========     ========      ========     =========      ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                             Accumulated From
                                                                                            Date of Inception
                                                          Year Ended         Year Ended     August 18, 2003 to
                                                           June 30,           June 30,           June 30,
                                                             2008               2007               2008
                                                           --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                  $(28,914)          $ (8,409)          $(52,523)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                          1,139                 --              1,139
                                                           --------           --------           --------
Net cash (used in) operating activities                     (27,775)            (8,409)           (51,384)
                                                           --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                   30,000              5,000             35,000
  Shares subscribed for cash                                     --                 --             27,000
                                                           --------           --------           --------
Net cash provided by financing activities                    30,000              5,000             62,000
                                                           --------           --------           --------

INVESTING ACTIVITIES                                             --                 --                 --
                                                           --------           --------           --------
Net cash used for investing activities                           --                 --                 --
                                                           --------           --------           --------

Cash increase during the period                               2,225             (3,409)            10,616
Cash beginning of the period                                  8,391             11,800                 --
                                                           --------           --------           --------

Cash end of the period                                     $ 10,616           $  8,391           $ 10,616
                                                           ========           ========           ========

STERLING EXPLORATION INC.
Notes to Financial Statements
June 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $52,523 as at June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     MINERAL INTERESTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
June 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     At June 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
June 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended June 30, 2008 because there were no stock options outstanding prior to the adoption or at June 30, 2008.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
June 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At June 30, 2008 and 2007 there were no outstanding stock options or warrants.

5. INCOME TAXES

     As of June 30, 2008, the Company had net operating loss carry forwards of approximately $52,523 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Ronald R. Chadwick, P.C. ("Chadwick") as our principal independent registered public accounting firm. The reports of Chadwick on our financial statements for each of the fiscal years ended June 30, 2008 and June 30, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended June 30, 2008 and 2007, there were no disagreements between us and Chadwick, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference thereto in their reports on our audited consolidated financial statements.

In connection with our appointment of Chadwick as our principal registered accounting firm, we did not consult Chadwick on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Lynn Wigen, our previous President//Chief Executive Officer, and Marc Gagnon, our current President/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Gagnon and Ms. Wigen concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

The Board of Directors has not established an audit committee.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

   Name                 Age                 Position with the Company
   ----                 ---                 -------------------------

Marc Gagnon             44           President/Chief Executive Officer/Chief
                                     Financial Officer and a Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

MARC GAGNON. Marc Gagnon has been our President/Chief Executive Officer/Chief Financial Officer and a director since September 11, 2008. Mr. Gagnon is a graduate from the Haute Etude Commercial (HEC) of the University of Montreal and holds a Certified Management Accountant designation. Mr. Gagnon is currently the chief financial officer of Hilbroy Advisory Corp., a Montreal-based corporate finance advisory firm, and serves on its board of directors as well as many of the firm's client's board of directors. Previously, Mr. Gagnon worked in the food and beverage industry for over ten years, where he supervised buying and finances department for Weston Bakery. As an entrepreneur, he was involved in the medical equipment industry for fifteen years as a board member, regulatory affairs, administrative and finances.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended June 30, 2008 (the "Named Executive Officer"). However, none of our officers/directors earned any compensation during fiscal year ended June 30, 2008.

SUMMARY COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Lynn Wigen   2007/2008     0         0           0           0             0               0               0             0
prior
President,
CEO

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2008

The following table sets forth information as at June 30, 2008 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Lynn Wigen,    0                0               0           0          --           0             0           0            0
President/CEO

The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2008:

DIRECTOR COMPENSATION TABLE

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Lynn Wigen          0           0           0            0                 0               0              0


EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any employment or consulting agreements with our Named Executive Officers or directors.

COMPENSATION OF DIRECTORS

Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 8,055,000 shares of common stock issued and outstanding.

   Name and Address
of Beneficial Owner(1)        Number of Shares Owned(1)   Percentage of Class(1)
----------------------        -------------------------   ----------------------

Directors and Officers:

Lynn Wigen                           3,000,000 (2)                 37.25%
388 Drake Street, #2703
Vancouver, British Columbia
Canada V6B 6A8

Marc Gagnon                                  0                         0
1400 Begin Street
Montreal, Quebec
Canada V6B 6A8

All executive officers and
 directors as a group (1 person)             0                         0

----------
1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 8,055,000 shares issued and outstanding

2. This figure includes 3,000,000 shares of restricted common stock, which are held of record by Lynn Wigen, our prior President/Chief Executive Officer.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
         INDEPENDENCE

Our director, officer or principal stockholder, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit Number                        Description of Exhibit
--------------                        ----------------------

     3.1             Articles of Incorporation(1)

     3.2             Bylaws(1)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act

     32.1            Certification   of  Chief   Executive   Officer  and  Chief
                     Financial officer Under Section 1350 as Adopted Pursuant to
                     Section 906 of the Sarbane-Oxley Act.

----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-1 filed with the SEC on February 17, 2005 and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended June 30, 2008, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended June 30, 2008 and for the review of our financial statements for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

During fiscal year ended June 30, 2007, we incurred approximately $7,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended June 30, 2007 and for the review of our financial statements the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007.

During fiscal year ended June 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                STERLING EXPLORATION INC.


Dated: September 29, 2008                       By: /s/  MARC GAGNON
                                                   -----------------------------
                                                   Marc Gagnon, President/
                                                   Chief Executive Officer


Dated: September 29, 2008                       By: /s/ MARC GAGNON
                                                   -----------------------------
                                                   Marc Gagnon, Treasurer/
                                                   Chief Financial Officer