Form 10-Q
period 2008-09-30
Sterling Exploration Inc.
filed 2008-11-12
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended September 30, 2008

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

               1400 Begin Street, Montreal, Quebec, Canada H3B 4R4
                    (Address of principal executive offices)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

          Class                              Outstanding as of November 11, 2008
          -----                              -----------------------------------
Common Stock, $0.001 par value                          8,055,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           STERLING EXPLORATION, INC.

                                    FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   4
        Balance Sheets                                                         5
        Statements of Operations                                               6
        Statements of Cash Flows                                               7
        Notes to Financial Statements                                          8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            13

Item 4. Controls and Procedures                                               13

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 1A. Risk Factors                                                         15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits                                                              16

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Sterling Exploration, Inc. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the minerals exploration and development industry. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                            September 30,        June 30,
                                                                                2008               2008
                                                                              --------           --------
                                                                             (unaudited)         (audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $  1,914           $ 10,616
                                                                              --------           --------

TOTAL ASSTS                                                                   $  1,914           $ 10,616
                                                                              ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $  1,139
  Loans from related party                                                      35,000             35,000
                                                                              --------           --------

      TOTAL CURRENT LIABILITIES                                                 35,000             36,139
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
     Issued and outstanding:
     8,055,000 common shares at par value                                        8,055              8,055
    Additional paid in capital                                                  18,945             18,945
                                                                              --------           --------
                                                                                27,000             27,000

    Deficit accumulated during the exploration stage                           (60,086)           (52,523)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                     (33,086)           (25,523)
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,914           $ 10,616
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

Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                  Three Months         Three Months       Inception Date of
                                                     Ended                Ended           August 18, 2003 to
                                                  September 30,        September 30,        September 30,
                                                      2008                 2007                 2008
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $       98           $       59           $      624
  Filing and transfer agent fees                          455                2,253               17,216
  Professional fees                                     6,790                4,000               26,680
  Mineral properties                                       --                   --               14,500
  Office expenses                                         220                   54                1,066
                                                   ----------           ----------           ----------

Total general and administrative expenses               7,563                6,366               60,086
                                                   ----------           ----------           ----------

Net loss                                           $   (7,563)          $   (6,366)          $  (60,086)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 8,055,000            8,055,000
                                                   ==========           ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420

October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------

Balance, June 30, 2008                    8,055,000        8,055       18,945        27,000       (52,523)      (25,523)
Net loss                                                                                           (7,563)       (7,563)
                                        -----------     --------     --------      --------     ---------      --------

Balance, September 30, 2008               8,055,000     $  8,055     $ 18,945      $ 27,000     $ (60,086)     $(33,086)
                                        ===========     ========     ========      ========     =========      ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Accumulated From
                                                         Three Months       Three Months     Inception Date of
                                                            Ended              Ended         August 18, 2008 to
                                                         September 30,      September 30,      September 30,
                                                             2008               2007               2008
                                                           --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                  $ (7,563)          $ (6,366)          $(60,086)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         (1,139)                --                 --
                                                           --------           --------           --------
Net cash (used in) operating activities                      (8,702)            (6,366)           (60,086)
                                                           --------           --------           --------

FINANCING ACTIVITIES
  Loans from related party                                       --             10,000             35,000
  Shares subscribed for cash                                     --                 --             27,000
                                                           --------           --------           --------
Net cash provided by financing activities                        --             10,000             62,000
                                                           --------           --------           --------

INVESTING ACTIVITIES                                             --                 --                 --
                                                           --------           --------           --------
Net cash used for investing activities                           --                 --                 --
                                                           --------           --------           --------

Cash increase during the period                              (8,702)             3,634              1,914
Cash beginning of the period                                 10,616              8,391                 --
                                                           --------           --------           --------

Cash end of the period                                     $  1,914           $ 12,025           $  1,914
                                                           ========           ========           ========

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $60,086 as at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     Mineral Interests

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     At September 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended September 30, 2008 because there were no stock options outstanding prior to the adoption or at September 30, 2008.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
September 30, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At September 30, 2008 there were no outstanding stock options or warrants.

5. INCOME TAXES

     As of September 30, 2008, the Company had net operating loss carry forwards of approximately $60,086 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

Sterling Exploration Inc. was incorporated in Nevada on August 18, 2003 to engage in the business of acquisition, exploration and development of natural resource properties. Our shares of common stock commenced trading on the Over-the-Counter Bulletin Board during April 2008 under the symbol "SRXP:BB".

MINERAL PROPERTIES

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

As of the date of this Quarterly Report, we have re-staked the claim, which is now in good standing until February 2010. We have not carried out any exploration work on the claim nor have we incurred any exploration costs. Our geologist has concluded that the Railway Prospect Property claim is a good prospect for the discovery of gold mineralization. He has recommended a two-base surface exploration program to further examine the property. On September 1, 2008, we received a letter from our geologist, Terry Louey at Klondike Bay
Resources (the "Geologist Letter"), regarding the status of the $10,000 of exploration work to be done on the Railway Prospect Property. The Geologist Letter stated that due to extreme winter weather conditions, the Railway

Prospect Property was frozen solid and ground was not able to be broken in order to proceed with the re-staking of the property.

Once the geologist is able to break ground, management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2009. On May 5, 2008, Lynn Wigen, our then President/Chief Executive Officer, loaned $10,000 to us so that sufficient funds are available for commencement of phase I of the exploration program. See "-- Plan of Operation".

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

RESULTS OF OPERATION

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

Our net loss during the three month period ended September 30, 2008 was approximately ($7,563) compared to a net loss of ($6,366) for the three month period ended September 30, 2007 (an increase of $1,197).

During the three month periods ended September 30, 2008 and 2007, respectively, we did not generate any revenue. During the three month period ended September 30, 2008, we incurred general and administrative expenses in the aggregate amount of $7,563 compared to $6,366 incurred during the three month period ended September 30, 2007. The general and administrative expenses incurred during the three month period ended September 30, 2008 consisted of: (i) filing and transfer agent fees of $455 (2007: $2,253); (ii) professional fees of $6,790 (2007: $4,000); (iii) office expenses of $220 (2006: $54); and (iv) bank charges and interest of $98 (2007: $59).

The increase in net loss during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 is attributable primarily to the increase in professional fees based on the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three month period ended September 30, 2008 was ($7,563) or ($0.00) per share compared to a net loss of ($6,366) or ($0.00) per share for the three month period ended September 30, 2007. The weighted average number of shares outstanding was 8,055,000 at September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2008, our current assets were $1,914 and our current liabilities were $35,000, resulting in a working capital deficit of $33,086. As at the three month period ended September 30, 2008, our total assets were $1,914 consisting of cash compared to total assets of $10,616 at fiscal year ended June 30, 2008. As at the three month period ended September 30, 2008, our total liabilities were $25,000 consisting of a loan from a related party compared to current liabilities of $36,139 at fiscal year ended June 30, 2008. The decrease in current liabilities was primarily due to the decrease in accounts payable and accrued liabilities of $1,139 from fiscal year ended June 30, 2008.

Stockholders' equity/deficit increased from ($25,523) as at June 30, 2008 to ($33,086) as at September 30, 2008.

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2008, net cash flow used in operating activities was ($8,702) compared to net cash flow used in operating activities of ($6,366) for the three month period ended September 30, 2007. Net cash flow used in operating activities during the three month period ended September 30, 2008 consisted primarily of a net loss of ($7,563) and changed by ($1,139) for accounts payable..

During the three month period ended September 30, 2008, net cash flow provided by financing activities was $-0- compared to net cash flow from financing activities of $10,000 for the three month period ended September 30, 2007. Net cash flow provided from financing activities during the three month period ended September 30, 2007 pertained to the $10,000 received as proceeds from the loan from related party.

PLAN OF OPERATION

Advances and further private placements are expected to be adequate to fund our operations over the next six months. On May 5, 2008, Lynn Wigen, our then President/Chief Executive Officer, loaned us $10,000 for purposes of working capital related to commencement of phase I exploration program. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.

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

The report of the independent registered public accounting firm that accompanies our fiscal year end June 30, 2008 and June 30, 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments to which we are a party.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. INTERNATL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Lynn Wigen, our previous Chief Executive Officer/Chief Financial Officer, and Marc Gagnon, our current Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Ms. Wigen and Mr. Gagnon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM III. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM V. OTHER INFORMATION

Effective on September 11, 2008, our Board of Directors accepted the resignation of Lynn Wigen as the President/Chief Executive Officer and our director. The resignation of Ms. Wigen is not a result of any disagreement between us or Ms. Wigen pertaining to matters relating to our operations, policies or practices.

Effective on September 11, 2008, our Board of Directors accepted the consent of Marc Gagnon as the President/Chief Executive Officer and our director. In accordance with a written consent of resolutions of our Board of Directors unanimously signed by all the members of the Board of Directors of the Company, Mr. Gagnon was duly appointed as our President/Chief Executive Officer and a member of our Board of Directors.

BIOGRAPHY OF MARC GAGNON

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

ITEM VI. EXHIBITS

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

                                        Sterling Exploration, Inc.


Date: November 11, 2008                 By: /s/ Marc Gagnon
                                            ------------------------------------
                                            Marc Gagnon, President and
                                            Chief Executive Officer


Date: November 11, 2008                 By: /s/ Marc Gagnon
                                            ------------------------------------
                                            Marc Gagnon, Chief Financial Officer