Form 10-Q
period 2008-12-31
Sterling Exploration Inc.
filed 2009-02-17
CIK 1405252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended December 31, 2008

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

               2416 - 26 Avenue NW, Calgary, Alberta, Canada T2M 2G9
                    (Address of principal executive offices)

                                 (403) 701-6111
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

          Class                              Outstanding as of February 10, 2009
          -----                              -----------------------------------
Common Stock, $0.001 par value                          8,055,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           STERLING EXPLORATION, INC.

                                    FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   4
        Balance Sheets
        Statements of Operations
        Statements of Cash Flows
        Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 1A. Risk Factors                                                         17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits                                                              19

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                             December 31,         June 30,
                                                                                2008               2008
                                                                              --------           --------
                                                                             (unaudited)         (audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $     80           $ 10,616
                                                                              --------           --------

      TOTAL ASSETS                                                            $     80           $ 10,616
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $  1,139
  Loans from related party                                                      40,000             35,000
                                                                              --------           --------

      TOTAL CURRENT LIABILITIES                                                 40,000             36,139
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
         Issued and outstanding:
  8,055,000 common shares at par  value                                          8,055              8,055
  Additional paid in capital                                                    18,945             18,945
                                                                              --------           --------
                                                                                27,000             27,000
  Deficit accumulated during the exploration stage                             (66,920)           (52,523)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                     (39,920)           (25,523)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     80           $ 10,616
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated From
                                            Six Months     Six Months      Three Months    Three Months    Inception Date of
                                              Ended          Ended            Ended           Ended        August 18, 2003 to
                                            December 31,   December 31,     December 31,    December 31,      December 31,
                                               2008           2007             2008            2007               2008
                                            ----------     ----------       ----------      ----------         ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                 $      150     $       85       $       52      $       26         $      676
  Filing and transfer agent fees                 1,607         14,898            1,152          12,645             18,368
  Professional fees                             12,420          7,295            5,630           3,295             32,310
  Mineral properties                                --             --               --              --             14,500
  Office expenses                                  220            304               --             250              1,066
                                            ----------     ----------       ----------      ----------         ----------

Total general and administrative expenses       14,397         22,582            6,834          16,216             66,920
                                            ----------     ----------       ----------      ----------         ----------

Net loss                                    $  (14,397)    $  (22,582)      $   (6,834)     $  (16,216)        $  (66,920)
                                            ==========     ==========       ==========      ==========         ==========
EARNINGS PER SHARE - BASIC AND
DILUTED
                                            $    (0.00)    $    (0.00)      $    (0.00)     $    (0.00)
                                            ==========     ==========       ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES          8,055,000      8,055,000        8,055,000       8,055,000
                                            ==========     ==========       ==========      ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420

October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000        8,055       18,945        27,000       (52,523)      (25,523)
Net loss                                                                                          (14,397)      (14,397)
                                        -----------     --------     --------      --------     ---------      --------

Balance, December 31, 2008                8,055,000     $  8,055     $ 18,945      $ 27,000     $ (66,920)     $(39,920)
                                        ===========     ========     ========      ========     =========      ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  Accumulated From
                                                  Six Months      Six Months     Three Months    Three Months    Inception Date of
                                                    Ended           Ended           Ended           Ended        August 18, 2003 to
                                                  December 31,    December 31,    December 31,    December 31,      December 31,
                                                     2008            2007            2008            2007               2008
                                                   --------        --------        --------        --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                          $(14,397)       $(22,582)       $ (6,834)       $(16,216)          $(66,920)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
     Accounts payable                                (1,139)             --              --              --                 --
                                                   --------        --------        --------        --------           --------

      Net cash (used in) operating activities       (15,536)        (22,582)         (6,834)        (16,216)           (66,920)
                                                   --------        --------        --------        --------           --------
FINANCING ACTIVITIES
  Loans from related party                            5,000          15,000           5,000           5,000             40,000
  Shares subscribed for cash                             --              --              --              --             27,000
                                                   --------        --------        --------        --------           --------

      Net cash provided by financing activities       5,000          15,000              --           5,000             67,000
                                                   --------        --------        --------        --------           --------

INVESTING ACTIVITIES                                     --              --              --              --                 --
                                                   --------        --------        --------        --------           --------

      Net cash used for investing activities             --              --              --              --                 --
                                                   --------        --------        --------        --------           --------

Cash increase during the period                     (10,536)         (7,582)         (1,834)        (11,216)                80
Cash beginning of the period                         10,616           8,391           1,914          12,025                 --
                                                   --------        --------        --------        --------           --------

Cash end of the period                             $     80        $    809        $     80        $    809           $     80
                                                   ========        ========        ========        ========           ========

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $66,920 as at December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     Mineral Interests

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     At December 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended December 31, 2008 because there were no stock options outstanding prior to the adoption or at December 31, 2008.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
December 31, 2008
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At December 31, 2008 there were no outstanding stock options or warrants.

5. INCOME TAXES

     As of December 31, 2008, the Company had net operating loss carry forwards of approximately $66,920 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Once the geologist is able to break ground, management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2009. On May 5, 2008, one of our shareholders loaned $10,000 to us so that sufficient funds are available for commencement of phase I of the exploration program. During October 2008, this same shareholder loaned us a further $5,000 and during January 2009 a further $3,500. See "-- Plan of Operation".

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

RESULTS OF OPERATION

SIX MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2007.

Our net loss during the six month period ended December 31, 2008 was approximately ($14,397) compared to a net loss of ($22,682) for the three month period ended December 31, 2007 (a decrease of $8,286).

During the six month periods ended December 31, 2008 and 2007, respectively, we did not generate any revenue. During the six month period ended December 31, 2008, we incurred general and administrative expenses in the aggregate amount of $14,397 compared to $22,682 incurred during the six month period ended December 31, 2007. The general and administrative expenses incurred during the six month period ended December 31, 2008 consisted of: (i) filing and transfer agent fees of $1,607 (2007: $14,898); (ii) professional fees of $12,420 (2007: $7,295);
(iii) office expenses of $220 (2006: $304); and (iv) bank charges and interest of $150 (2007: $85).

The decrease in net loss during the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 is attributable primarily to the decrease in filing and transfer agent fees based on the decreased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six month period ended December 31, 2008 was ($14,397) or ($0.00) per share compared to a net loss of ($22,682) or ($0.00) per share for the six month period ended December 31, 2007. The weighted average number of shares outstanding was 8,055,000 at December 31, 2008 and 2007, respectively.

THREE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 2007.

Our net loss during the three month period ended December 31, 2008 was approximately (6,834) compared to a net loss of ($16,216) for the three month period ended December 31, 2007 (a decrease of $9,382).

During the three month periods ended December 31, 2008 and 2007, respectively, we did not generate any revenue. During the three month period ended December 31, 2008, we incurred general and administrative expenses in the aggregate amount of $6,834 compared to $16,216 incurred during the three month period ended December 31, 2007. The general and administrative expenses incurred during the three month period ended December 31, 2008 consisted of: (i) filing and transfer agent fees of $1,152 (2007: $12,645); (ii) professional fees of $5,630 (2007: $3,295); (iii) office expenses of $-0- (2006: $250); and (iv) bank charges and interest of $52 (2007: $26).

The decrease in net loss during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 is attributable primarily to the decrease in filing and transfer agent fees based on the decreased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three month period ended December 31, 2008 was ($6,834) or ($0.00) per share compared to a net loss of ($16,216) or ($0.00) per share for the three month period ended December 31, 2007. The weighted average number of shares outstanding was 8,055,000 at December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED DECEMBER 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended December 31, 2008, our current assets were $80 and our current liabilities were $40,000, resulting in a working capital deficit of $39,020. As at the six month period ended December 31, 2008, our total assets were $80 consisting of cash compared to total assets of $10,616 at fiscal year ended June 30, 2008. As at the six month period ended December 31, 2008, our total liabilities were $40,000 consisting of a loan from a related party compared to current liabilities of $36,139 at fiscal year ended June 30, 2008. The increase in current liabilities was primarily due to the increase in loans from related party.

Stockholders' equity/deficit increased from ($25,523) as at June 30, 2008 to ($39,920) as at December 31, 2008.

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2008, net cash flow used in operating activities was ($15,536) compared to net cash flow used in operating activities of ($22,582) for the six month period ended December 31, 2007. Net cash flow used in operating activities during the six month period ended December 31, 2008 consisted primarily of a net loss of ($14,397) and changed by ($1,139) for accounts payable..

During the six month period ended December 31, 2008, net cash flow provided by financing activities was $5,000 compared to net cash flow from financing activities of $15,000 for the six month period ended December 31, 2007. Net cash flow provided from financing activities during the six month period ended
December 31, 2008 pertained to the $5,000 received as proceeds from the loan from related party.

PLAN OF OPERATION

Advances and further private placements are expected to be adequate to fund our operations over the next six months. On May 5, 2008, Lynn Wigen, our then President/Chief Executive Officer, loaned us $10,000 for purposes of working capital related to commencement of phase I exploration program. During October 2008, Ms. Wigen loaned us a further $5,000 and during January 2009, Ms. Wigen loaned us a further $3,500. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.

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

ITEM IV. INTERNATL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marc Gagnon, our previous Chief Executive Officer/Chief Financial Officer, and Ben Anderson, our current Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Messrs. Gagnon and Anderson concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six month period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM I. LEGAL PROCEEDINGS.

As of the date of this Quarterly Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM III. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM V. OTHER INFORMATION.

RESIGNATION

Effective on December 31, 2008, our Board of Directors accepted the resignation of Marc Gagnon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the board of directors. The resignation of Mr. Gagnon is not a result of any disagreement between us or Mr. Gagnon pertaining to matters relating to our operations, policies or practices.

In accordance with a written consent of resolutions of the Board of Directors dated December 31, 2008, Ben Anderson was duly appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of Ben Anderson.

BIOGRAPHY

BEN ANDERSON. During the past twenty-five years, Mr. Anderson has been engaged in senior management capacities, business development, engineering and operations primary involving junior oil and gas exploration and production companies. Mr. Anderson was most recently chief operating officer and a director of International PetroReal Oil Corporation of Calgary. He was appointed as a director in October 2006, and as chief operating officer in September 2007 where he was instrumental in contributing to that company's successful reorganization by leading the acquisition of a property package and high impact exploration project. Formerly, Mr. Anderson was the president and chief operating officer and a director of High Plains Energy Inc., Calgary, where he participated in the rejuvenation of that junior oil and gas exploration and production company by leading a restructuring that resulted in $10 million of new investment, a 500%increase in production and reserves and renewed investor interest that resulted in a 750% increase in capital market value. Previously, Mr. Anderson served as the vice president of engineering for Rider Resources Inc., a TSX-listed, 2000 boe/d oil and gas exploration, development and production company with annual cash flow of more than $10 million and a market capitalization of approximately $25 million. He was responsible for the engineering, operations, exploration and business development functions of Rider Resources Inc. until it was sold in February 2003. From January 2000 to December 2002, Mr. Anderson was the president and chief executive officer and a director of Canada Southern Petroleum Ltd. , a Calgary-based junior oil and gas company that was publicly-traded on the TSX and NASDAQ stock exchanges. That company had production of 2000 boe/d and market value up to $250 million during Mr. Anderson's term. During Mr. Anderson's tenure, Canada Southern Petroleum Ltd. received revenues from its primary producing property of more than more than $12 million that had been withheld by the operator during multiple years of litigation. From August 1997 to December 1999, Mr. Anderson was the president, chief executive officer and a director of International Gryphon Resources Inc., an emerging "JCP" company engaged in oil and gas exploration, development and production. Mr. Anderson grew International Gryphon Resources Inc. by establishing new operating areas, participating in two discoveries, improving production, increasing reserves and revenue in a challenging economic environment. During the period July 1995 through July 1997, Mr. Anderson held the position of operations manager at Triumph Energy Corporation where he assisted that Calgary-based corporation to increase production to 1700 boe/d. From March 1993 to June 1995, Mr. Anderson was operations manager for Hillcrest Resources Ltd., a publicly-traded junior oil and gas exploration, development and production company where he was part of a team that was responsible for successfully implementing a $40 million capital budget that resulted in production increases from 1250 boe/d to 5750 boe/d in two years. Mr. Anderson has been employed in increasing capacities as petroleum engineer for Texas
American Oil Corporation, Midland, Texas; Production Engineer, Bow Valley Industries, Calgary; Operations Engineer, Bralorne Resources Limited, Calgary; Senior Production Engineer, Ranger Oil Limited, Calgary. In these capacities, he was responsible for petroleum and reservoir engineering, reserves assessment, production and operations, optimization and exploitation, drilling and completion activities and various other operational functions.

Mr. Anderson achieved the degree of Bachelor of Science in Petroleum Engineering from the University of Oklahoma in 1981.

RESIGNATION

Effective on September 11, 2008, our Board of Directors accepted the resignation of Lynn Wigen as the President/Chief Executive Officer and our director. The resignation of Ms. Wigen is not a result of any disagreement between us or Ms. Wigen pertaining to matters relating to our operations, policies or practices.

Effective on September 11, 2008, our Board of Directors accepted the consent of Marc Gagnon as the President/Chief Executive Officer and our director. Effective December 31, 2008, Mr. Gagnon resigned.

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

                                       Sterling Exploration, Inc.


Date: February 10, 2009                By: /s/ Ben Anderson
                                           -------------------------------------
                                           Ben Anderson, President and
                                           Chief Executive Officer


Date: February 13, 2009                By: /s/ Ben Anderson
                                          --------------------------------------
                                          Ben Anderson, Chief Financial Officer