Form 10-Q
period 2009-03-31
Sterling Exploration Inc.
filed 2009-05-19
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission File Number 333-144493


                           STERLING EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                           N/A
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2417 E. South Redwood Drive, Anaheim, California            92806
    (Address of principal executive offices)              (Zip Code)

                                  714.414.9123
              (Registrant's telephone number, including area code)

              2416 - 26 Avenue NW, Calgary, Alberta, Canada T2M 2G9 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,055,000 common shares issued and outstanding as of May 12, 2009.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING EXPLORATION INC.
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              March 31,          June 30,
                                                                                2009               2008
                                                                              --------           --------
                                                                             (unaudited)         (audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $    308           $ 10,616
                                                                              --------           --------

TOTAL ASSTS                                                                   $    308           $ 10,616
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $  1,139
  Loans from related party                                                      43,500             35,000
                                                                              --------           --------

TOTAL CURRENT LIABILITIES                                                       43,500             36,139
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
    8,055,000 common shares at par  value                                        8,055              8,055
  Additional paid in capital                                                    18,945             18,945
                                                                              --------           --------
                                                                                27,000             27,000
  Deficit accumulated during the exploration stage                             (70,192)           (52,523)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                     (43,192)           (25,523)
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    308           $ 10,616
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

STERLING EXPLORATION INC.
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Accumulated From
                                            Three Months    Three Months    Nine Months    Nine Months   Inception Date of
                                               Ended           Ended          Ended          Ended       August 18, 2003 to
                                              March 31,       March 31,      March 31,      March 31,         March 31,
                                                2009            2008           2009           2008              2009
                                             ----------      ----------     ----------     ----------        ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $       27      $       27     $      177     $      112        $      703
  Filing and transfer agent fees                    260           1,463          1,867         16,361            18,628
  Professional fees                               2,985           1,750         15,405          9,045            35,295
  Mineral properties                                 --              --             --             --            14,500
  Office expenses                                    --              --            220            304             1,066
                                             ----------      ----------     ----------     ----------        ----------

Total general and administrative expenses         3,272           3,240         17,669         25,822            70,192
                                             ----------      ----------     ----------     ----------        ----------

Net loss                                     $   (3,272)     $   (3,240)    $  (17,669)    $  (25,822)       $  (70,192)
                                             ==========      ==========     ==========     ==========        ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                             ==========      ==========     ==========     ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           8,055,000       8,055,000      8,055,000      8,055,000
                                             ==========      ==========     ==========     ==========

STERLING EXPLORATION INC.
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated      Total
                               Price      Number of                Additional      Total     During the       Stock-
                                Per        Common          Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares         Value     Capital        Stock        Stage         Equity
                               -----       ------         -----     -------        -----        -----         ------
Balance, August 18, 2003                         --   $     --     $     --      $     --     $      --      $     --
September 5, 2003
 Subscribed for cash           $0.001     2,000,000      2,000           --         2,000            --         2,000
October 30, 2003
 Subscribed for cash           $0.001     1,500,000      1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                         (80)          (80)
                                        -----------   --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000      3,500           --         3,500           (80)        3,420

October 4, 2004
 Subscribed for cash           $0.001     3,000,000      3,000           --         3,000                       3,000
October 27, 2004
 Subscribed for cash           $0.01      1,050,000      1,050        9,450        10,500                      10,500
December 7, 2004
 Subscribed for cash           $0.01        450,000        450        4,050         4,500                       4,500
January 10, 2005
 Subscribed for cash           $0.1          15,000         15        1,485         1,500                       1,500
January 27, 2005
 Subscribed for cash           $0.1          40,000         40        3,960         4,000                       4,000
Net loss                                                                                         (7,547)       (7,547)
                                        -----------   --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000      8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                         (7,573)       (7,573)
                                        -----------   --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000      8,055       18,945        27,000       (15,200)       11,800
Net loss                                                                                         (8,409)       (8,409)
                                        -----------   --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000      8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                        (28,914)      (28,914)
                                        -----------   --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000      8,055       18,945        27,000       (52,523)      (25,523)
Net loss                                                                                        (17,669)      (17,669)
                                        -----------   --------     --------      --------     ---------      --------

Balance, March 31, 2009                   8,055,000   $  8,055     $ 18,945      $ 27,000     $ (70,192)     $(43,192)
                                        ===========   ========     ========      ========     =========      ========

STERLING EXPLORATION INC.
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Accumulated From
                                                            Nine Months        Nine Months    Inception Date of
                                                              Ended              Ended        August 18, 2003 to
                                                             March 31,          March 31,          March 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $(17,669)          $(25,822)          $(70,192)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                           (1,139)                --                 --
                                                             --------           --------           --------
          Net cash (used in) operating activities             (18,808)           (25,822)           (70,192)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                      8,500             20,000             43,500
  Shares subscribed for cash                                       --                 --             27,000
                                                             --------           --------           --------
          Net cash provided by financing activities             8,500             20,000             70,500
                                                             --------           --------           --------
INVESTING ACTIVITIES                                               --                 --                 --
                                                             --------           --------           --------
          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                               (10,308)            (5,822)               308
Cash beginning of the period                                   10,616              8,391                 --
                                                             --------           --------           --------

Cash end of the period                                       $    308           $  2,569           $    308
                                                             ========           ========           ========

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $70,192 as at March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     MINERAL INTERESTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended March 31, 2009 because there were no stock options outstanding prior to the adoption or at March 31, 2009.

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

STERLING EXPLORATION INC.
Notes to Financial Statements
March 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At March 31, 2009 there were no outstanding stock options or warrants.

5.   INCOME TAXES

     As of March 31, 2009, the Company had net operating loss carry forwards of approximately $70,192 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", "our company" and "Sterling" refer to Sterling Exploration, Inc., unless otherwise indicated.

GENERAL OVERVIEW

We were incorporated in Nevada on August 18, 2003. Since inception, we have been a company primarily engaged in the acquisition and exploration of natural resource properties.

On January 20, 2005, we purchased the Railway Prospect property in Ontario Canada, consisting of 633 acres, including within 16 unpatented mining claim units, we purchased the property from Pilgrim Creek Mining Ltd.

OUR CURRENT BUSINESS

We are currently engaged in the business of the acquisition, exploration and development of natural resource mineral properties with a focus on the exploration and development of deposits in North America and internationally. Our mineral interests consist of the Railway Prospect. We have not established any proven or probably reserves on the Railway Prospect.

RAILWAY PROSPECT PROPERTY, ONTARIO CANADA

The Railway Prospect property, consists of 633 acres, included within 16 unpatented mining claim units. The claim was recorded on January 27, 2004. On January 20, 2005, we purchased the property from Pilgrim Creek Mining Ltd. for $7,000.

The Railway Prospect property, centered at approximately 46 (Degree) 38' N latitude and 80 (Degree) 40' W longitude or 524401m E and 5164264m N (NAD83, Zone 17; NTS 41 l/10), is located in the lowermost corner of the southwest quadrant of Scadding Township, at the boundary with MacLennan Township to the west and Street township to the south. Access to the Railway Property can be made by traveling along the now abandoned railway bed which can be accessed at various points via municipal roadways such as the Kukagami Lake Road; the railway "road" passes through the central portion of the mining claim. The Railway Property is proximal to the Sudbury Mining Camp and the history of past mineral production in the region provides all manner of infrastructure necessary for the timely exploration and development of mineral properties.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. During our year ended June 30, 2008, we re-staked the claim, which is now in good standing until February 2010. We have not carried out any exploration work on the claim nor have we incurred any exploration costs. Our geologist has concluded that the Railway Prospect Property claim is a good prospect for the discovery of gold mineralization. He has recommended a two-base surface exploration program to further examine the property. Management anticipates that the cost of the proposed program is approximately $6,000 for the initial phase of exploration and approximately $10,000 for the second phase. We believe that the initial exploration phase will be supported by generators. Water required for exploration and development is available in the area. Management anticipates that commencement of phase I of the exploration program is in the spring/summer of 2008. On May 5, 2008, our then President/Chief Executive Officer, Lynn Wigen loaned $10,000 to us so that sufficient funds are available for commencement of phase I of the exploration program.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Our only employee is our sole director and officer. We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month period ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                          Change Between
                                 Three Month        Three Month      Three Month Period Ended
                                 Period Ended       Period Ended         March 31, 2009 and
                                March 31, 2009     March 31, 2008          March 31, 2008
                                --------------     --------------          --------------
Revenue                            $    Nil           $    Nil                $    Nil
Bank Charges and Interest          $     27           $     27                $    Nil
Filing and transfer agent fees     $    260           $  1,463                $ (1,203)
Professional fees                  $  2,985           $  1,750                $  1,235
Mineral properties                 $    Nil           $    Nil                $    Nil
Office expenses                    $    Nil           $    Nil                $    Nil
Net loss                           $ (3,272)          $ (3,240)               $    (32)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month period ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                          Change Between
                                  Nine Month         Nine Month       Nine Month Period Ended
                                 Period Ended       Period Ended         March 31, 2009 and
                                March 31, 2009     March 31, 2008          March 31, 2008
                                --------------     --------------          --------------
Revenue                            $    Nil           $    Nil                $    Nil
Bank Charges and Interest          $    177           $    112                $     65
Filing and transfer agent fees     $  1,867           $ 16,361                $(14,494)
Professional fees                  $ 15,405           $  9,045                $  6,360
Mineral properties                 $    Nil           $    Nil                $    Nil
Office expenses                    $    220           $    304                $    (84)
Net loss                           $(17,669)          $(25,822)               $  8,153

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      Nine month                               Change between
                                     Period Ended         Year Ended         March 31, 2009 and
                                    March 31, 2009       June 30, 2008         June 30, 2008
                                    --------------       -------------         -------------
                                         ($)                  ($)                   ($)
Current Assets                             308               10,616               (10,308)
Current Liabilities                     43,500               36,139                 7,361
Working Capital/(Deficit)              (43,192)             (25,523)              (17,669)

CASH FLOWS
                                                                                               Change Between
                                                       Nine Month         Nine Month       Nine Month Period Ended
                                                      Period Ended       Period Ended         March 31, 2009 and
                                                     March 31, 2009     March 31, 2008          March 31, 2008
                                                     --------------     --------------          --------------
                                                          ($)                ($)                      ($)

Net Cash (used in) Operating Activities                (18,808)           (25,822)                   7,014
Net Cash provided by Financing Activities                8,500             20,000                   11,500
Net cash used for Investing Activities                     Nil                Nil                      Nil
                                                       -------            -------                  -------
Net Increase (Decrease) in Cash During Period          (10,308)            (5,822)                  (4,486)
                                                       =======            =======                  =======

As of March 31, 2009, our total assets were $308 and our total liabilities were $43,500 and we had a working capital deficit of $43,192. Our financial statements report a net loss of $17,669 for the nine months ended March 31, 2009, and a net loss of $70,192 for the period from August 18, 2003 (inception) to March 31, 2009.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

MINERAL PROPERTY COSTS

Our company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date our company has not established any proven or probable reserves on our mineral properties. Our company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2008, any potential costs relating to the retirement of our company's mineral property interest has not yet been determined.

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

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company's commitments to plan of action based on the then known facts.

INCOME TAXES

Our company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At June 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

Our company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, our company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Our company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. Our company did not record any compensation expense for the period ended June 30, 2008 because there were no stock options outstanding prior to the adoption or at June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our company's future reported financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS ASSOCIATED WITH MINING

OUR MINERAL PROPERTIES IS IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTY IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF OUR BUSINESS AND PROSPECTS.

We have been in the business of exploring mineral resource properties since August 18, 2003 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $308 as of March 31, 2009. At March 31, 2009, we had a working capital deficit of $43,192. We incurred a net loss of $3,272 for our quarter ended March 31, 2009 and have a net loss of $70,192 since inception. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated September 10, 2008, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective May 5, 2009, Ben Anderson resigned as president, secretary, treasurer and a member of the board of directors of our company and Simone Maria Anderson was appointed as president, secretary, treasurer and as a member of the board of directors.

SIMONE MARIA ANDERSON

Since 1998, Ms. Anderson has been the President and founder of SISI Investments, a company engaged in building and investing in the Nevada and California real estate markets. Ms. Anderson's activities include project financing, market analysis and the development of both commercial and residential properties.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Number                              Description
------                              -----------

(3)       ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on February 17, 2005)

3.2 Bylaws (incorporated by reference to our registration statement on form SB-2 filed on February 17, 2005)

(10)      MATERIAL CONTRACTS

10.1 Mineral Property Purchase Agreement dated January 20, 2005 between our company and Pilgrim Creek Mining Ltd. (incorporated by reference to our registration statement on form SB-2 filed on February 17, 2005)

(14)      CODE OF ETHICS

14.1      Code of Ethics

(31)      SECTION 302 CERTIFICATIONS

31.1* CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)      SECTION 906 CERTIFICATION

32.1* CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*  filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STERLING EXPLORATION, INC.
                                          (Registrant)


Dated: May 19, 2009                 /s/ Simone Maria Anderson
                                    --------------------------------------------
                                    Simone Maria Anderson
                                    President, Secretary, Treasurer and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)