Form 10-K
period 2009-06-30
Winchester International Resorts, Inc.
filed 2009-10-01
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

                        Commission file number 000-144493

                      Winchester International Resorts Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                                    N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

61 Cimarron Meadows Cres., Okotoks, Alberta, Canada                T1S 1T1
     (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 403.995.4426

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
      N/A                                                 N/A

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 4, 2009 was $3,126,300 based on a $0.51 closing price for the Common Stock on September 4, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

8,055,000 shares of common stock issued & outstanding as of September 25, 2009

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.      Business........................................................  3

Item 1A.     Risk Factors....................................................  4

Item 1B.     Unresolved Staff Comments.......................................  6

Item 2.      Properties......................................................  6

Item 3.      Legal Proceedings...............................................  6

Item 4.       Submissions of Matters to a Vote of Security Holders...........  6

Item 5.      Market for Common Equity and Related Stockholder Matters........  6

Item 6.      Selected Financial Data.........................................  7

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  7

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...... 11

Item 8.      Financial Statements and Supplementary Data..................... 11

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 20

Item 9A (T). Controls and Procedures......................................... 20

Item 9B.     Other Information............................................... 21

Item 10.     Directors, Executive Officers and Corporate Governance.......... 21

Item 11.     Executive Compensation.......................................... 24

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters...................... 26

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence........................................... 27

Item 14.     Principal Accountants Fees and Services......................... 27

Item 15.     Exhibits, Financial Statement Schedules......................... 28

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our company", mean Winchester International Resorts Inc. a Nevada corporation, unless otherwise indicated.

GENERAL OVERVIEW

We were incorporated in Nevada on August 18, 2003. To date, we have been a company primarily engaged in the acquisition and exploration of natural resource properties.

On January 20, 2005, we purchased the Railway Prospect property in Ontario Canada, consisting of 633 acres, including within 16 unpatented mining claim units, we purchased the property from Pilgrim Creek Mining Ltd.

Effective June 30, 2009, Andrew Buchholz and Veryl Norquay were elected directors of our company and Simone Maria Anderson resigned as a director and officer of our company.

Effective June 30, 2009, Veryl Norquay was appointed chief executive officer and president and Andrew Bhuccholz was appointed chief financial officer.

Our board of directors now consists of Veryl Norquay and Andrew Buchholz.

Subsequent to our year ended June 30, 2009, based on information that we had available to us, we determined that the Railway Prospect property did not, in all likelihood, contain a commercially viable mineral deposit.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

On August 3, 2009, we presented an offer to purchase a 90% interest in Winchester International Resorts, LLC a Mississippi limited liability company, in order to effect a business combination of our two companies. It is anticipated that the acquisition will be structured as a share exchange, whereby we will purchase 90% of the memberships of Winchester International Resorts from its members in exchange for shares of our company. Winchester International Resorts is a company that has contracted to purchase certain land and buildings located in Tunica County, Mississippi.

The acquisition contemplated by the offer is subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement.

Effective September 9, 2009, we have changed our name from "Sterling Exploration Inc." to "Winchester International Resorts Inc.", by way of a merger with our wholly owned subsidiary Winchester International Resorts Inc., which was formed solely for the change of name. The name change becomes effective with the Over-the-Counter Bulletin Board at the opening for trading on September 14, 2009 under the new stock symbol "WNCH". Our new CUSIP number is 972817100.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We will outsource contract employment as needed.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

SUBSIDIARIES

We do not have any subsidiaries.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

OUR MANAGEMENT IS CURRENTLY SEEKING OUT POTENTIAL BUSINESS OPPORTUNITIES AND THERE ARE NUMEROUS RISKS ASSOCIATED WITH ANY POTENTIAL BUSINESS OPPORTUNITY.

We intend to use reasonable efforts to acquire or complete potential business opportunities that our management determines is in the best interests of our shareholders. Such combinations will be accompanied by risks commonly encountered in acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

TRADING IN OUR COMMON SHARES ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at 61 Cimarron Meadows Cres., Okotoks, Alberta, Canada. We currently lease approximately 600 square feet at an annual cost of $7,200. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the Symbol "WNCH". We received approval on April 25, 2008 for trading under the symbol "SRXP". On September 14, 2009 our symbol was changed to "WNCH" in connection with our name change.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

        National Association of Securities Dealers OTC Bulletin Board (1)

        Quarter Ended                       High                   Low
        -------------                       ----                  -----
        June 30, 2009                       N/A (3)               N/A (3)
        March 31, 2009                      N/A (3)               N/A (3)
        December 31, 2008                   N/A (3)               N/A (3)
        September 30, 2008                  N/A (3)               N/A (3)
        June 30, 2008                       N/A (3)               N/A (3)
        March 31, 2008                      N/A (2)               N/A (2)
        December 31, 2007                   N/A (2)               N/A (2)
        September 30, 2007                  N/A (2)               N/A (2)
        June 30, 2007                       N/A (2)               N/A (2)

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our company's shares of common stock did not commence trading on the OTCBB until April 25, 2008.
(3)  There have been no trades in our common shares.

Our common shares are issued in registered form. Island Stock Transfer Inc. 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 (Telephone:
727.289.0100; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

On September 25, 2009, the list of  stockholders  for our shares of common stock
showed  67  registered   stockholders  and  8,055,000  shares  of  common  stock
outstanding.

DIVIDENDS

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2009 and June 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited  financial  statements  are stated in United States  Dollars and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

EMPLOYEES

Our directors and officers act as employees of our company

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

PERSONNEL PLAN

We do not anticipate any significant changes in the number of employees during the next 12 months.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2009 and 2008.

Our operating results for the years ended June 30, 2009 and 2008 are summarized as follows:

                                                           Year Ended
                                                            June 30,
                                                     2009              2008
                                                   --------          --------
     Revenue                                       $    Nil          $    Nil
     General and Administrative Expenses           $ 20,415          $ 28,914
     Net Loss                                      $(20,415)         $(28,914)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended June 30, 2009 and June 30, 2008 are outlined in the table below:

                                                           Year Ended
                                                            June 30,
                                                     2009              2008
                                                   --------          --------
Bank charges and interest                          $    202          $    135
Filing and transfer agent fees                     $  2,327          $ 16,761
Professional fees                                  $ 17,666          $ 11,714
Mineral properties                                 $    Nil          $    Nil
Office expenses                                    $    220          $    304

The decrease in general and administrative expenses for the year ended June 30, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in filing and transfer agent fees.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2009, our total assets were $1,062 and our total current liabilities were $47,000 and we had a working capital deficit of $45,938. Our financial statements report a net loss of $20,415 for the year ended June 30, 2009, and a net loss of $72,938 for the period from August 18, 2003 (date of inception) to June 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                      At                At
                                                   June 30,          June 30,
                                                     2009              2008
                                                   --------          --------
     Net Cash (Used in) Operating Activities       $(21,554)         $(27,775)
     Net Cash Used In Investing Activities         $    Nil          $    Nil
     Net Cash Provided by Financing Activities     $ 12,000          $ 30,000
     INCREASE (DECREASE) IN CASH                   $ (9,554)         $  2,225

We had cash in the amount of $1,062 as of June 30, 2009 as compared to $10,616 as of June 30, 2008. We had a working capital deficit of $45,938 as of June 30, 2009 compared to working capital deficit of $25,523 as of June 30, 2008.

Our principal sources of funds have been from sales of our common stock.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined

USE OF ESTIMATES AND ASSUMPTIONS

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

At June 30, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended June 30, 2009 because there were no stock options outstanding prior to the adoption or at June 30, 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Winchester International Resorts Inc.
(formerly Sterling Exploration, Inc.)
Vancouver, British Columbia

I have audited the accompanying balance sheets of Winchester International Resorts Inc. (formerly Sterling Exploration, Inc.) as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winchester International Resorts Inc. (formerly Sterling Exploration, Inc.) as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
August 20, 2009                                         RONALD R. CHADWICK, P.C.

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              June 30,           June 30,
                                                                                2009               2008
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $  1,062           $ 10,616
                                                                              --------           --------

TOTAL ASSTS                                                                   $  1,062           $ 10,616
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $  1,139
  Loans from related party                                                      47,000             35,000
                                                                              --------           --------

TOTAL CURRENT LIABILITIES                                                       47,000             36,139
                                                                              --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      8,055,000 common shares at par  value                                      8,055              8,055
    Additional paid in capital                                                  18,945             18,945
                                                                              --------           --------
                                                                                27,000             27,000
Deficit accumulated during the exploration stage                               (72,938)           (52,523)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                     (45,938)           (25,523)
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,062           $ 10,616
                                                                              ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                           Accumulated From
                                                                                          Inception Date of
                                                   Year Ended           Year Ended        August 18, 2003 to
                                                    June 30,             June 30,             June 30,
                                                      2009                 2008                 2009
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      202           $      135           $      728
  Filing and transfer agent fees                        2,327               16,761               19.088
  Professional fees                                    17,666               11,714               37,556
  Mineral properties                                       --                   --               14,500
  Office expenses                                         220                  304                1,066
                                                   ----------           ----------           ----------

Total general and administrative expenses              20,415               28,914               72,938
                                                   ----------           ----------           ----------

Net loss                                           $  (20,415)          $  (28,914)          $  (72,938)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 8,055,000            8,055,000
                                                   ==========           ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (52,523)     $(25,523)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------     --------     --------      --------     ---------      --------

Balance, June 30, 2009                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (72,938)     $(45,938)
                                        ===========     ========     ========      ========     =========      ========

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Accumulated From
                                                                                             Inception Date of
                                                          Year Ended         Year Ended      August 18, 2003 to
                                                           June 30,           June 30,           June 30,
                                                             2009               2008               2009
                                                           --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                  $(20,415)          $(28,914)          $(72,938)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         (1,139)             1,139                 --
                                                           --------           --------           --------
      Net cash (used in) operating activities               (21,554)           (27,775)           (72,938)
                                                           --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                   12,000             30,000             47,000
  Shares subscribed for cash                                     --                 --             27,000
                                                           --------           --------           --------
      Net cash provided by financing activities              12,000             30,000             74,000
                                                           --------           --------           --------

INVESTING ACTIVITIES                                             --                 --                 --
                                                           --------           --------           --------
      Net cash used for investing activities                     --                 --                 --
                                                           --------           --------           --------

Cash increase during the period                              (9,554)             2,225              1,062
Cash beginning of the period                                 10,616              8,391                 --
                                                           --------           --------           --------

Cash end of the period                                     $  1,062           $ 10,616           $  1,062
                                                           ========           ========           ========

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Notes to Financial Statements
June 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $72,938 as at June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     MINERAL INTERESTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Notes to Financial Statements
June 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended June 30, 2009 because there were no stock options outstanding prior to the adoption or at June 30, 2009.

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

WINCHESTER INTERNATIONAL RESORTS INC.
(FORMERLY, STERLING EXPLORATION INC.)
Notes to Financial Statements
June 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At June 30, 2009 there were no outstanding stock options or warrants.
5. INCOME TAXES

     As of June 30, 2009, the Company had net operating loss carry forwards of approximately $72,938 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                                     Date First
                                                                       Elected
Name                  Position Held with the Company        Age     or Appointed
----                  ------------------------------        ---     ------------

Veryl Norquay      President, Chief Executive Officer       70     June 30, 2009
                   and Director

Andrew Buchholz    Chief Financial Officer and Director     37     June 30, 2009

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

VERYL NORQUAY

Veryl Norquay has been in investment related businesses for over 25 years and previously owned and operated a broker dealer in Las Vegas, Nevada. Currently, Mr. Norquay is the general manager of a private investor relations firm specializing in the formation and structure of companies wishing to attain public status on recognized North American stock exchanges.

ANDREW BUCHHOLZ

Andrew Buchholz has been a finance professional for over 20 years with experience within the manufacturing industry of various global industry leading corporations. From 2000 to 2002 Mr. Buchholz was the assistant controller of Aker Solutions, an international oil and gas manufacturing company. In 2002 Mr. Buchholz joined Nortel Networks as a senior cost analyst (segment controller) in

Nortel's   enterprise   business  segment.  In  2006,  Nortel  was  acquired  by
Flextronics where Mr. Buchholz is currently acting as assistant controller.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.
                                      Number of Transactions     Failure to File
                    Number of Late       Not Reported on            Required
    Name               Reports           a Timely Basis               Forms
    ----               -------           --------------               -----

Veryl Norquay           1 (1)                 1 (1)                    1 (1)

Andrew Buchholz         1 (1)                 1 (1)                    1 (1)

----------
(1) The executive officer, director or holder of 10% or more of our common stock failed to file a Form 3 -Initial Statement of Beneficial Ownership of Securities.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

CODE OF ETHICS

Effective September 28, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Chief Executive Officer (being our Principal Executive Officer) and our company's Chief Financial Officer (being our Principal Financial and Accounting Officer and Controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

     1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

     3.   compliance with applicable governmental laws, rules and regulations;

     4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

     5. accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is attached as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Winchester International Resorts Inc., 61 Cimarron Meadows Cres., Okotoks, Alberta, T1S 1T1 Canada

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2009 and 2008; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
                                                                       Incentive       Deferred
       Name                                      Stock     Option        Plan        Compensation      All Other
   and Principal              Salary     Bonus   Awards    Awards    Compensation      Earnings      Compensation    Total
     Position        Year       ($)       ($)      ($)      ($)          ($)             ($)             ($)          ($)
     --------        ----     ------     -----   ------    ------    ------------      --------      ------------    -----
Veryl Norquay        2009       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
President, Chief     2008       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Executive Officer
and Director(1)

Andrew Buchholz      2009       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Chief Financial      2008       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Officer and
Director(2)

Simone Maria         2009       Nil       Nil      Nil       Nil         Nil              Nil            Nil          Nil
Anderson             2008       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Former President,
Treasurer and
Secretary(3)

Ben Anderson         2009       Nil       Nil      Nil       Nil         Nil              Nil            Nil          Nil
Former President     2008       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Treasurer and
Secretary(4)

Marc Gagnon          2009       Nil       Nil      Nil       Nil         Nil              Nil            Nil          Nil
Former President,    2008       N/A       N/A      N/A       N/A         N/A              N/A            N/A          N/A
Chief Executive
Officer and
Secretary(5)

Lynn Wigen           2009       Nil       Nil      Nil       Nil         Nil              Nil            Nil          Nil
Former President,    2008       Nil       Nil      Nil       Nil         Nil              Nil            Nil          Nil
Chief Executive
Officer and
Secretary(6)

----------
(1) Effective June 30, 2009, Mr. Veryl Norquay was appointed as our President, Chief Executive Officer and a director.

(2) Effective June 30, 2009, Mr. Andrew Buchholz was appointed as our Chief Financial Officer and a director.
(3) Ms. Anderson was appointed as our President, Secretary, Treasurer and director on May 5, 2009. Effective June 30, 2009, Ms. Anderson resigned as President, Secretary, Treasurer and director of our company.
(4) Mr. Anderson was appointed as our President, Secretary, Treasurer and director on December 31, 2008. Effective May 5, 2009, Mr. Anderson resigned as President, Secretary, Treasurer and director of our company.
(5) Mr. Gagnon was appointed as our President, Secretary, Treasurer and director on September 11, 2008. Effective December 31, 2008, Mr. Gagnon resigned as President, Secretary, Treasurer and director of our company.
(6) Ms. Wigen was appointed as our President, Secretary, Treasurer and director on August 21, 2003. Effective September 11, 2008, Ms. Wigen resigned as President, Secretary, Treasurer and director of our company.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 18, 2003) to June 30, 2009, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended June 30, 2009 or June 30, 2008 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2009.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

  Name and Address                     Amount and Nature of        Percentage of
 of Beneficial Owner                     Beneficial Owner            Class (1)
 -------------------                     ----------------            ---------

Veryl Norquay                              2,225,000 (2)              27.623%
61 Cimarron Meadows Crescent
Okotoks, AB T1S 1T1

Andrew Buchholz                              200,000                   2.483%
2443 Douglasdale Blvd SE
Calgary, Alberta

All Officers and Directors
As a Group                                 2,425,000                  30.106%

David Fowler and Dana Fowler JWROS           500,000                   6.207%
PO Box 229,
615 Highway 78 S
Wheatley, AR 72392

Monte Jensen                                 478,000                   5.934%
5217 47 Avenue
Taber, AB T1G 1R5

Sheldon Norquay                              470,000                   5.835%
261 Sundown Way SE
Calgary, AB

David and Viki Chuchmuch                     800,000                   9.932%
Site 14 Box 37 RR1
Okotoks, AB T1S 1A1

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2009. As of September 25, 2009, there were 8,055,000 shares of our company's common stock issued and outstanding.
(2) Mr. Norquay holds these shares indirectly. 1,725,000 shares are held by Taggart Financial Trading Corporation. Mr. Norquay is the general manager of Taggart Financial Trading Corporation. 500,000 of these shares are held by Mr. Norquay's wife, Elizabeth Norquay.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM  13. CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

DIRECTOR INDEPENDENCE

We currently act with two directors, consisting of Veryl Norquay and Andrew Buchholz. We have determined that we do not have a director who is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2009 and for fiscal year ended June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                           Year Ended
                                            June 30,
                                   2009                 2008
                                   ($)                  ($)
                                 ------               ------
     Audit Fees                   3,000                3,000
     Audit Related Fees           4,500                4,500
     Tax Fees                       Nil                  Nil
     All Other Fees                 Nil                  Nil
                                 ------               ------
     Total                        7,500                7,500
                                 ======               ======

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                               Description
------                               -----------

 (3)      (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

 3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

 3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

 3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

 (14)     CODE OF ETHICS

 14.1*    Code of Ethics

 (31)     RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

 31.1* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Veryl Norquay

 31.2* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

 (32)     SECTION 1350 CERTIFICATIONS

 32.1* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Veryl Norquay

 32.2* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Winchester International Resorts Inc.


                                 /s/ Veryl Norquay
                                 -----------------------------------------------
                                 Veryl Norquay
                                 President, Chief Executive Officer and Director (Principal Executive Officer)
                                 Date: September 30, 2009


                                 /s/ Andrew Buchholz
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)
                                 Date: September 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                     Date
---------                                              -----                                     ----


/s/ Veryl Norquay                       President, Chief Executive Officer                 September 30, 2009
--------------------------------        and Director
Veryl Norquay


/s/ Andrew Buchholz                     Chief Financial Officer and Director               September 30, 2009
--------------------------------
Andrew Buchholz