Form 10-Q
period 2009-09-30
Winchester International Resorts, Inc.
filed 2009-11-16
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________

                       Commission File Number 000-144493

                      WINCHESTER INTERNATIONAL RESORTS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

61 Cimarron Meadows Cres., Okotoks, Alberta, Canada               T1S 1T1
     (Address of principal executive offices)                    (Zip Code)

                                  403.995.4426
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

8,055,000 common shares issued and outstanding as of November 16, 2009

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         September 30,        June 30,
                                                                            2009                2009
                                                                          ---------           ---------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $   1,062           $   1,062
                                                                          ---------           ---------

TOTAL ASSTS                                                               $   1,062           $   1,062
                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $      --           $      --
  Loans from related party                                                   86,932              47,000
                                                                          ---------           ---------

TOTAL CURRENT LIABILITIES                                                    86,932              47,000
                                                                          ---------           ---------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
     8,055,000 common shares at par  value                                    8,055               8,055
  Additional paid in capital                                                 18,945              18,945
                                                                          ---------           ---------
                                                                             27,000              27,000
  Deficit accumulated during the exploration stage                         (112,870)            (72,938)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                  (85,870)            (45,938)
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   1,062           $   1,062
                                                                          =========           =========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Accumulated From
                                              Three Months          Three Months         Inception Date of
                                                 Ended                 Ended            August 18, 2003 to
                                              September 30,         September 30,         September 30,
                                                  2009                  2008                  2009
                                               -----------           -----------           -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                    $        95           $        98           $       823
  Filing and transfer agent fees                        --                   455                19.088
  Professional fees                                 22,336                 6,790                59,892
  Mineral properties                                    --                    --                14,500
  Office expenses                                    2,720                   220                 3,786
  Travel and entertainment                          14,781                    --                14,781
                                               -----------           -----------           -----------
Total general and administrative expenses           39,932                 7,563               112,870
                                               -----------           -----------           -----------

Net loss                                       $   (39,932)          $    (7,563)          $  (112,870)
                                               ===========           ===========           ===========

EARNINGS PER SHARE - BASIC AND DILUTED         $     (0.00)          $     (0.00)
                                               ===========           ===========

WEIGHTED AVERAGE OUTSTANDING SHARES              8,055,000             8,055,000
                                               ===========           ===========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (52,523)     $(25,523)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2009                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (72,938)     $(45,938)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (39,932)      (39,932)
                                        -----------     --------     --------      --------     ---------      --------

Balance, September 30, 2009               8,055,000     $  8,055     $ 18,945      $ 27,000     $(112,870)     $(85,870)
                                        ===========     ========     ========      ========     =========      ========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Accumulated From
                                                           Three Months        Three Months       Inception Date of
                                                              Ended               Ended          August 18, 2003 to
                                                           September 30,       September 30,       September 30,
                                                               2009                2008                2009
                                                             ---------           ---------           ---------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $ (39,932)          $  (7,563)          $(112,870)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                                --               1,139                  --
                                                             ---------           ---------           ---------

          Net cash (used in) operating activities              (39,932)             (8,702)           (112,870)
                                                             ---------           ---------           ---------
FINANCING ACTIVITIES
  Loans from related party                                      39,932                  --              86,932
  Shares subscribed for cash                                        --                  --              27,000
                                                             ---------           ---------           ---------

          Net cash provided by financing activities             39,932                  --             113,932
                                                             ---------           ---------           ---------

INVESTING ACTIVITIES                                                --                  --                  --
                                                             ---------           ---------           ---------

          Net cash used for investing activities                    --                  --                  --
                                                             ---------           ---------           ---------

Cash increase during the period                                     --              (8,702               1,062
Cash beginning of the period                                     1,062              10,616                  --
                                                             ---------           ---------           ---------

Cash end of the period                                       $   1,062           $   1,914           $   1,062
                                                             =========           =========           =========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
September 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     Winchester International Resorts Inc. ("the Company"), formerly named Sterling Exploration Inc, was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $112,870 as at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At September 30, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
September 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended September 30, 2009 because there were no stock options outstanding prior to the adoption or at September 30, 2009.

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

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
September 30, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

     On January 20, 2005, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in one mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario for total consideration of $7,000.

     During the year ended September 30, 2006, exploration cost of $7,500 was incurred for the mineral property.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At September 30, 2009 there were no outstanding stock options or warrants.

5. INCOME TAXES

     As of September 30, 2009, the Company had net operating loss carry forwards of approximately $112,870 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our company", mean Winchester International Resorts Inc. a Nevada corporation, unless otherwise indicated.

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

Effective June 30, 2009, Veryl Norquay was appointed chief executive officer and president and Andrew Buchholz was appointed chief financial officer.

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

On August 3, 2009, we presented an offer to purchase a 90% interest in Winchester International Resorts, LLC a Mississippi limited liability company, in order to effect a business combination of our two companies. It is anticipated that the acquisition will be structured as a share exchange, whereby we will purchase 90% of the memberships of Winchester International Resorts, LLC from its members in exchange for shares of our company. Winchester International Resorts, LLC is a company that is currently seeking to acquire lands and/or buildings in Tunica County, Mississippi.

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

Effective November 9, 2009, Mr. Veryl Norquay resigned as the President, Chief Executive Officer and a director of our company.

As a result of Mr. Norquay's resignation, on November 9, 2009, we appointed Mr. Ronald L. Marquardt as the President, Chief Operating Officer and a director of our company.

Our board of directors now consists of Ronald L. Marquardt and Andrew Buchholz.

EMPLOYEES

Our directors and officers act as employees of our company. We do not anticipate any significant changes in the number of employees during the next 12 months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2009 which are included herein.

Our operating results for the three months ended September 30, 2009 and 2008 are summarized as follows:

                                                       Three Months Ended
                                                          September 30,
                                                     2009              2008
                                                   --------          --------
     Revenue                                       $    Nil          $    Nil
     General and Administrative Expenses           $ 39,932          $  7,563
     Net Loss                                      $(39,932)         $ (7,563)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the three months ended September 30, 2009 and September 30, 2008 are outlined in the table below:

                                                       Three Months Ended
                                                          September 30,
                                                     2009              2008
                                                   --------          --------
     Bank charges and interest                     $    95           $   98
     Filing and transfer agent fees                $     0           $  455
     Professional fees                             $22,336           $6,790
     Mineral properties                            $     0           $    0
     Office expenses                               $ 2,720           $  220
     Travel and entertainment                      $14,781           $    0

The increase in general and administrative expenses for the three months ended September 30, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in professional fees, office expenses and travel and entertainment expenses.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2009, our total assets were $1,062 and our total current liabilities were $86,932 and we had a working capital deficit of $85,870. Our financial statements report a net loss of $39,932 for the three months ended September 30, 2009, and a net loss of $112,870 for the period from August 18, 2003 (date of inception) to September 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                      At                At
                                                 September 30,     September 30,
                                                     2009              2008
                                                   --------          --------
     Net Cash (Used in) Operating Activities       $(39,932)         $ (8,702)
     Net Cash Used In Investing Activities         $      0          $      0
     Net Cash Provided by Financing Activities     $ 39,932          $      0
     INCREASE (DECREASE) IN CASH                   $      0          $ (8,702)

We had cash in the amount of $1,062 as of September 30, 2009 as compared to $1,062 as of June 30, 2009. We had a working capital deficit of $85,870 as of September 30, 2009 compared to working capital deficit of $45,938 as of June 30, 2008.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES [TO BE UPDATED]

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

At September 30, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended September 30, 2009 because there were no stock options outstanding prior to the adoption or at September 30, 2009.

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

As of September 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

(3)          (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

(14)         CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed on October 1, 2009)

(31)         RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Ronald L. Marquardt

31.2* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

(32)         SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Ronald L. Marquardt

32.2* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  WINCHESTER INTERNATIONAL RESORTS INC.


                  /s/ Ronald L. Marquardt
                  --------------------------------------------------------------
                  Ronald L. Marquardt
                  President, Chief Operating Officer and Director
                  (Principal Executive Officer)
                  Date: November 16, 2009


                  /s/ Andrew Buchholz
                  --------------------------------------------------------------
                  Andrew Buchholz
                  Chief Financial Officer and Director
                  (Principal Financial Officer and Principal Accounting Officer)
                  Date: November 16, 2009