Form 10-Q
period 2009-12-31
Winchester International Resorts, Inc.
filed 2010-02-19
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2009
                                       or

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

8,055,000 common shares issued and outstanding as of February 14, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended December 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                        December 31,        June 30,
                                                                           2009               2009
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $     --           $  1,062
                                                                         --------           --------

TOTAL ASSTS                                                              $     --           $  1,062
                                                                         ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $     --
  Loans from related party                                                 65,784             47,000
                                                                         --------           --------

       TOTAL CURRENT LIABILITIES                                           65,784             47,000
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share Issued and outstanding:
       8,055,000 common shares at par  value                                8,055              8,055
  Additional paid in capital                                               18,945             18,945
                                                                         --------           --------
                                                                           27,000             27,000
  Deficit accumulated during the exploration stage                        (92,784)           (72,938)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                (65,784)           (45,938)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     --           $  1,062
                                                                         ========           ========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated From
                                             Six Months      Six Months      Three Months    Three Months  Inception Date of
                                                Ended           Ended           Ended           Ended      August 18, 2003 to
                                             December 31,    December 31,    December 31,    December 31,     December 31,
                                                2009            2008            2009            2008              2009
                                             ----------      ----------      ----------      ----------        ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $       95      $      150      $       --      $       52        $      823
  Filing and transfer agent fees                  1,087           1,607           1,087           1,152            20,175
  Professional fees                              32,060          12,420           9,724           5,630            69,616
  Mineral properties                                 --              --              --              --            14,500
  Office expenses                                 6,477             220           3,757              --             7,543
  Travel and entertainment                       26,065              --          11,284              --            26,065
  Write off loan from related parties           (45,938)             --         (45,938)             --           (45,938)
                                             ----------      ----------      ----------      ----------        ----------
Total general and administrative expenses        19,846          14,397         (20,086)          6,834            92,784
                                             ----------      ----------      ----------      ----------        ----------

Net loss / (Recovery)                        $  (19,846)     $  (14,397)     $   20,086      $   (6,834)       $  (92,784)
                                             ==========      ==========      ==========      ==========        ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                             ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           8,055,000       8,055,000       8,055,000       8,055,000
                                             ==========      ==========      ==========      ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (52,523)     $(25,523)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2009                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (72,938)     $(45,938)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (19,846)      (19,846)
                                        -----------     --------     --------      --------     ---------      --------
Balance, December 31, 2009                8,055,000     $  8,055     $ 18,945      $ 27,000     $ (92,784)     $(65,784)
                                        ===========     ========     ========      ========     =========      ========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 Accumulated From
                                                    Six Months     Six Months     Three Months   Three Months   Inception Date of
                                                       Ended          Ended          Ended          Ended       August 18, 2003 to
                                                    December 31,   December 31,   December 31,   December 31,      December 31,
                                                       2009           2008           2009           2008               2009
                                                     --------       --------       --------       --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                            $(19,846)      $(14,397)      $ 20,086       $ (6,834)          $(92,784)
  Write off loan from related parties                 (45,938)            --        (45,938)            --                 --
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                       --         (1,139)            --             --                 --
                                                     --------       --------       --------       --------           --------
          Net cash (used in) operating activities     (65,784)       (15,536)       (25,852)        (6,834)           (92,784)
                                                     --------       --------       --------       --------           --------
FINANCING ACTIVITIES
  Loans from related party                             64,722          5,000         24,790          5,000             65,784
  Shares subscribed for cash                               --             --             --             --             27,000
                                                     --------       --------       --------       --------           --------
          Net cash provided by financing activities    64,722          5,000         24,790          5,000             92,784
                                                     --------       --------       --------       --------           --------

INVESTING ACTIVITIES                                       --             --             --             --                 --
                                                     --------       --------       --------       --------           --------
          Net cash used for investing activities           --             --             --             --                 --
                                                     --------       --------       --------       --------           --------

Cash increase during the period                        (1,062)       (10,536)        (1,062)        (1,834)                --
Cash beginning of the period                            1,062         10,616          1,062          1,914                 --
                                                     --------       --------       --------       --------           --------

Cash end of the period                               $     --       $     80       $     --       $     80           $     --
                                                     ========       ========       ========       ========           ========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
December 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     Winchester International Resorts Inc. ("the Company"), formerly named Sterling Exploration Inc, was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $92,784 as at December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     EXPLORATION STAGE COMPANY

     Pursuant to authoritative accounting pronouncements, the Company recognizes its characterization of the Company as an exploration stage enterprise.

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

     At December 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

     BASIC AND DILUTED LOSS PER SHARE

     Pursuant to authoritative accounting pronouncements, the Company computes loss per share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

     The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
December 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION

     The authoritative accounting pronouncements provide supplemental implementation guidance to requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of the accounting pronouncements, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended December 31, 2009 because there were no stock options outstanding prior to the adoption or at December 31, 2009.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The authoritative accounting pronouncements, "Accounting for Derivative Instruments and Hedging Activities", permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. "Accounting for the Impairment or Disposal of Long-Lived Assets", allows a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. These authoritative accounting pronouncements apply to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

     The authoritative accounting pronouncements, "Accounting for Servicing of Financial Assets, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" require all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This authoritative accounting pronouncement is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
December 31, 2009
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

     On January 20, 2005, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in one mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario for total consideration of $7,000.

     During the period ended September 30, 2006, exploration cost of $7,500 was incurred for the mineral property.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At December 31, 2009 there were no outstanding stock options or warrants.

5. INCOME TAXES

     As of December 31, 2009, the Company had net operating loss carry forwards of approximately $92,784 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. CONSULTING AGREEMENT

     Starting from March 1, 2008, the Company entered into a 2-year Consulting Agreement with Taggart Financial Trading Corp, ("Taggart"). Taggart provides consulting services to assist the Company in connection with certain aspects of the Projects. The Company shall pay Taggart the fees of $250,000.

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

Effective September 9, 2009, we have changed our name from "Sterling Exploration Inc." to "Winchester International Resorts Inc.", by way of a merger with our wholly owned subsidiary Winchester International Resorts Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 14, 2009 under the new stock symbol "WNCH". Our new CUSIP number is 972817100.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2009 which are included herein.

Our operating results for the three months ended December 31, 2009 and 2008 are summarized as follows:

                                                       Three Months Ended
                                                          December 31,
                                                     2009              2008
                                                   --------          --------
     Revenue                                       $    Nil          $    Nil
     General and Administrative Expenses           $(20,086)         $  6,834
     Net Loss / (Recovery)                         $ 20,086          $ (6,834)


REVENUES

We did not earn any revenues during our three month period ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the three months ended December 31, 2009 and December 31, 2008 are outlined in the table below:

                                                       Three Months Ended
                                                          December 31,
                                                     2009              2008
                                                   --------          --------
     Bank charges and interest                     $    Nil          $     52
     Filing and transfer agent fees                $  1,087          $  1,152
     Professional fees                             $  9,724          $  5,630
     Office expenses                               $  3,757          $    Nil
     Travel and entertainment                      $ 11,284          $    Nil
     Write off loan from related parties           $(45,938)         $    Nil


During the three months ended December 31, 2009, our general and administrative expenses increased over the three months ended December 31, 2008, primarily due to an increase in professional fees, office expenses and travel and entertainment. However, during the three months three months ended December 31, 2009, we had a write off from loan related parties of $45,938 resulting in negative expenditures and a recovery of $20,086.

SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2009 which are included herein.

Our operating results for the six months ended December 31, 2009 and 2008 are summarized as follows:

                                                        Six months Ended
                                                          December 31,
                                                     2009              2008
                                                   --------          --------
     Revenue                                       $    Nil          $    Nil
     General and Administrative Expenses           $ 19,846          $ 14,397
     Net Loss                                      $(19,843)         $(14,397)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the six months ended December 31, 2009 and December 31, 2008 are outlined in the table below:

                                                        Six months Ended
                                                          December 31,
                                                     2009              2008
                                                   --------          --------

     Bank charges and interest                     $     95          $    150
     Filing and transfer agent fees                $  1,087          $  1,607
     Professional fees                             $ 32,060          $ 12,420
     Office expenses                               $  6,477          $    220
     Travel and entertainment                      $ 26,065          $    Nil
     Write off loan from related parties           $(45,938)         $    Nil

During the six months ended December 31, 2009, our general and administrative expenses increased over the six months ended December 31, 2008, primarily due to an increase in professional fees, office expenses and travel and entertainment.

However, during the three months three months ended December 31, 2009, we had a write off from loan related parties of $45,938.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2009, our total assets were $Nil and our total current liabilities were $65,784 and we had a working capital deficit of $65,784. Our financial statements report a net loss of $19,846 for the six months ended December 31, 2009, and a net loss of $92,784 for the period from August 18, 2003 (date of inception) to December 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                      At                At
                                                  December 31,      December 31,
                                                     2009              2008
                                                   --------          --------
     Net Cash (Used in) Operating Activities       $(65,784)         $(15,536)
     Net Cash Used In Investing Activities         $    Nil          $      0
     Net Cash Provided by Financing Activities     $ 64,722          $  5,000
     INCREASE (DECREASE) IN CASH                   $ (1,062)         $(10,536)

We had cash in the amount of $Nil as of December 31, 2009 as compared to $1,062 as of June 30, 2009. We had a working capital deficit of $65,784 as of December 31, 2009 compared to working capital deficit of $45,938 as of June 30, 2008.

Our principal sources of funds have been from sales of our common stock.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. .

EXPLORATION STAGE COMPANY

Pursuant to authoritative accounting pronouncements, our company recognizes its characterization of our company as an exploration stage enterprise.

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

At December 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

Pursuant to authoritative accounting pronouncements, our company computes loss per share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

STOCK-BASED COMPENSATION

The authoritative accounting pronouncements provide supplemental implementation guidance to requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Our company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of the accounting pronouncements, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Our company adopted the modified prospective approach for the quarter beginning December 1, 2005. Our company did not record any compensation expense for the period ended December 31, 2009 because there were no stock options outstanding prior to the adoption or at December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

The authoritative accounting pronouncements, "Accounting for Derivative Instruments and Hedging Activities", permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. "Accounting for the Impairment or Disposal of Long-Lived Assets", allows a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. These authoritative accounting pronouncements apply to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our company's future reported financial position or results of operations.

The authoritative accounting pronouncements, "Accounting for Servicing of Financial Assets, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" require all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This authoritative accounting pronouncement is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our company's future reported financial position or results of operations.

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

As of December 31, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(3)          (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

(14)         CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed on October 1, 2009)

Exhibit
Number                                  Description
------                                  -----------

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

                  WINCHESTER INTERNATIONAL RESORTS INC.


                  /s/ Ronald L. Marquardt
                  --------------------------------------------------------------
                  Ronald L. Marquardt
                  President, Chief Operating Officer and Director
                  (Principal Executive Officer)
                  Date: February 19, 2010


                  /s/ Andrew Buchholz
                  --------------------------------------------------------------
                  Andrew Buchholz
                  Chief Financial Officer and Director
                  (Principal Financial Officer and Principal Accounting Officer)
                  Date: February 19, 2010