Form 10-Q
period 2010-03-31
Winchester International Resorts, Inc.
filed 2010-05-18
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2010
                                       or

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

9,021,000 common shares issued and outstanding as of May 7, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              March 31,           June 30,
                                                                                2010                2009
                                                                              ---------           ---------
                                                                             (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $      --           $   1,062
  Land                                                                          189,030                  --
                                                                              ---------           ---------

TOTAL ASSTS                                                                   $ 189,030           $   1,062
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $      --           $      --
  Loans from related party                                                      133,986              47,000
                                                                              ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 133,986              47,000
                                                                              ---------           ---------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
     9,021,000 common shares at par  value                                        9,021               8,055
  Additional paid in capital                                                    733,979              18,945
                                                                              ---------           ---------
                                                                                743,000              27,000
  Deficit accumulated during the exploration stage                             (687,956)            (72,938)
                                                                              ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                       55,044             (45,938)
                                                                              ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 189,030           $   1,062
                                                                              =========           =========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated From
                                             Nine Months     Nine Months    Three Months    Three Months   Inception Date of
                                               Ended           Ended           Ended           Ended       August 18, 2003 to
                                              March 31,       March 31,       March 31,       March 31,         March 31,
                                                2010            2009            2010            2009              2010
                                             ----------      ----------      ----------      ----------        ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $       95      $      177      $       --      $       27        $      823
  Filing and transfer agent fees                  4,471           1,867           3,384             260            23,559
  Professional fees                             613,354          15,405         581,294           2,985           650,910
  Mineral properties                                 --              --              --              --            14,500
  Office expenses                                11,621             220           5,144              --            12,687
  Travel and entertainment                       31,415              --           5,350              --            31,415
  Write off loan from related parties           (45,938)             --              --              --           (45,938)
                                             ----------      ----------      ----------      ----------        ----------
Total general and administrative expenses       615,018          17,669         595,172           3,272           687,956
                                             ----------      ----------      ----------      ----------        ----------

Net loss / (Recovery)                        $ (615,018)     $  (17,669)     $ (595,172)     $   (3,272)       $ (687,956)
                                             ==========      ==========      ==========      ==========        ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.07)     $    (0.00)     $    (0.07)     $    (0.00)
                                             ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           8,296,500       8,055,000       8,296,500       8,055,000
                                             ==========      ==========      ==========      ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated      Total
                               Price      Number of                  Additional      Total     During the       Stock-
                                Per        Common            Par      Paid-in       Capital    Exploration      holders'
                               Share       Shares           Value     Capital        Stock        Stage         Equity
                               -----       ------           -----     -------        -----        -----         ------
Balance, August 18, 2003                         --     $     --     $     --      $     --     $      --      $     --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000        2,000           --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000        1,500           --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2004                    3,500,000        3,500           --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000        3,000           --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000        1,050        9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000          450        4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000           15        1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000           40        3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2005                    8,055,000        8,055       18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2006                    8,055,000        8,055       18,945        27,000       (15,200)       11,800
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2007                    8,055,000        8,055       18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2008                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (52,523)     $(25,523)
                                        -----------     --------     --------      --------     ---------      --------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------     --------     --------      --------     ---------      --------
Balance, June 30, 2009                    8,055,000     $  8,055     $ 18,945      $ 27,000     $ (72,938)     $(45,938)
Subscribed for director's fee $1.0           20,000           20       19,980        20,000                      20,000
Subscribed for services $1.0                250,000          250      249,750       250,000                     250,000
Subscribed for land $1.0                    187,000          187      186,813       187,000                     196,000
Subscribed for services $1.0                  9,000            9        8,991         9,000
Repayment of loan $0.50                     500,000          500      249,500       250,000                     250,000
Net loss                                                                                         (615,018)     (615,018)
                                        -----------     --------     --------      --------     ---------      --------
Balance, March 31, 2010                   9,021,000     $  9,021     $733,979      $743,000     $(687,956)     $ 55,044
                                        ===========     ========     ========      ========     =========      ========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Accumulated From
                                                           Nine Months         Nine Months     Inception Date of
                                                             Ended               Ended         August 18, 2003 to
                                                            March 31,           March 31,           March 31,
                                                              2010                2009                2010
                                                            ---------           ---------           ---------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                   $(615,018)          $ (17,669)          $(687,956)
  Write off loan from related parties                         (45,938)                 --             (45,938)
  Shares issued for land                                      187,000                  --             187,000
  Shares issued for services                                  529,000                  --             529,000
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                               --              (1,139)                 --
                                                            ---------           ---------           ---------
       Net cash (used in) operating activities                 55,044             (18,808)            (17,894)
                                                            ---------           ---------           ---------
FINANCING ACTIVITIES
  Loans from related party                                    (54,076)              8,500              (9,106)
  Shares subscribed for cash                                       --                  --              27,000
                                                            ---------           ---------           ---------
       Net cash provided by financing activities              (54,076)              8,500              17,894
                                                            ---------           ---------           ---------
INVESTING ACTIVITIES
  Land                                                         (2,030)                 --                  --
                                                            ---------           ---------           ---------
       Net cash used for investing activities                  (2,030)                 --                  --
                                                            ---------           ---------           ---------

Cash increase during the period                                (1,062)            (10,308)                 --
Cash beginning of the period                                    1,062              10,616                  --
                                                            ---------           ---------           ---------

Cash end of the period                                      $      --           $     308           $      --
                                                            =========           =========           =========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
March 31, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     Winchester International Resorts Inc. ("the Company"), formerly named Sterling Exploration Inc, was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $687,956 as at March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At March 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
March 31, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning December 1, 2005. The Company did not record any compensation expense for the period ended March 31, 2010 because there were no stock options outstanding prior to the adoption or at March 31, 2010

     RECENT ACCOUNTING PRONOUNCEMENTS

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

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
March 31, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     During the period ended March 31, 2010, the Company issued 187,000 common shares to acquire building lot in Alberta at appraised value of $187,000; issued 500,000 common shares at $0.50 per share in lieu of debt owed to a related party; issued 279,000 common shares at $1.00 per share for services provided. Each common share attaches warrants for the price of $1.00 per unit. Type "A" and "B" warrants are exercisable until December 31, 2011 at the price of $2.50 and $3.00 respectively.

5. INCOME TAXES

     As of March 31, 2010, the Company had net operating loss carry forwards of approximately $687,956 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. CONSULTING AGREEMENT

     Starting from March 1, 2008, the Company entered into a 2-year Consulting Agreement with Taggart Financial Trading Corp, ("Taggart"). Taggart provides consulting services to assist the Company in connection with certain aspects of the Projects. The Company has paid Taggart the fees of $250,000 during the period ended March 31, 2010.

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

Effective September 9, 2009, we have our name from "Sterling Exploration Inc." to "Winchester International Resorts Inc.", by way of a merger with our wholly owned subsidiary Winchester International Resorts Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 14, 2009 under the new stock symbol "WNCH". Our CUSIP number is 972817100.

Effective March 12, 2010, we entered into an agreement with Auctus Private Equity Fund, LLC to raise up to ten million ($10,000,000) through a drawdown equity financing facility agreement. Under the terms of the agreement Actus has agreed to purchase from our company, up to ten million dollars of our common stock. The agreement expires 24 months after the effective date of the agreement.

On May 6, 2010, we entered into a share purchase agreement with David and Vickie Chuchmuch, the shareholders of Factory Outlet Trailers Inc. Pursuant to the terms of the share purchase agreement, we have agreed to acquire 51% of the issued and outstanding shares of Factory Outlet Trailers's common stock in consideration for the payment of CDN$4.4 million. The payments are to be made in periodic installments with the final payment to occur on June 15, 2011, the closing date. Factory Outlet Trailers Inc. is in the trailer dealership business. Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share purchase.

EMPLOYEES

Our directors and officers act as employees of our company. We do not anticipate any significant changes in the number of employees during the next 12 months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010 which are included herein.

Our operating results for the three months ended March 31, 2010 and 2009 are summarized as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  2010                2009
                                                ---------           ---------
     Revenue                                    $     Nil           $     Nil
     Bank charges and interest                  $     Nil           $      27
     Filing and transfer agent fees             $   3,384           $     260
     Professional fees                          $ 581,294           $   2,985
     Office expenses                            $   5,144           $     Nil
     Travel and entertainment                   $   5,350           $     Nil
     Net Loss / (Recovery)                      $(595,172)          $  (3,272)

REVENUES

We did not earn any revenues during our three month period ended March 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended March 31, 2010, our general and administrative expenses increased over the three months ended March 31, 2008, primarily due to an increase in professional fees, filing and transfer agent fees, office expenses and travel and entertainment.

NINE MONTHS ENDED MARCH 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010 which are included herein.

Our operating results for the nine months ended March 31, 2010 and 2009 are summarized as follows:

                                                       Nine Months Ended
                                                           March 31,
                                                   2010                2009
                                                 ---------           ---------
     Revenue                                     $     Nil           $     Nil
     Bank charges and interest                   $      95           $     177
     Filing and transfer agent fees              $   4,471           $   1,867
     Professional fees                           $ 613,354           $  15,405
     Office expenses                             $  11,621           $   5,144
     Travel and entertainment                    $  31,415           $   5,350
     Write off loan from related parties         $ (45,938)          $     Nil
     Net Loss / (Recovery)                       $(615,018)          $ (17,669)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

During the nine months ended March 31, 2010, our general and administrative expenses increased over the nine months ended March 31, 2009, primarily due to an increase in professional fees, filing and transfer agent fees, office expenses and travel and entertainment. However, during the three months three months ended March 31, 2010, we had a write off from loan related parties of $45,938.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2010, our total current assets were $189,030 and our total current liabilities were $133,986 and we had a working capital of $55,044. Our financial statements report a net loss of $615,018 for the nine months ended March 31, 2010, and a net loss of $687,956 for the period from August 18, 2003 (date of inception) to March 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                      At                 At
                                                   March 31,          March 31,
                                                     2010               2009
                                                   --------           --------
     Net Cash (Used in) Operating Activities       $ 55,044           $(18,808)
     Net Cash Used In Investing Activities         $ (2,030)          $    Nil
     Net Cash Provided by Financing Activities     $(54,076)          $  8,500
     INCREASE (DECREASE) IN CASH                   $ (1,062)          $(10,308)

We had cash in the amount of $Nil and land in the amount of $189,030 as of March 31, 2010 as compared to $1,062 as of June 30, 2009. We had a working capital of $55,044 as of March 31, 2010 compared to working capital deficit of $45,938 as of June 30, 2008.

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

At March 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. [REMOVED AND RESERVED]

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

(3)      (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

(10)     MATERIAL CONTRACTS

10.1 Share Purchase Agreement between the Winchester International Resorts Inc. and David and Vickie Chuchmuch dated May 6, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on May 12, 2010)

(14)     CODE OF ETHICS

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

                                 WINCHESTER INTERNATIONAL RESORTS INC.


Date: May 18, 2010               /s/ Ronald L. Marquardt
                                 -----------------------------------------------
                                 Ronald L. Marquardt
                                 President, Chief Operating Officer and Director
                                 (Principal Executive Officer)
                                 Date: February 19, 2010


Date: May 18, 2010               /s/ Andrew Buchholz
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)