Form 10-K
period 2010-06-30
Winchester International Resorts, Inc.
filed 2010-10-20
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________

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

1802 North Carson Street, Suite 108, Carson City, Nevada            89701
     (Address of principal executive offices)                     (Zip Code)

                                  702. 685.9009
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)                (Name of Each Exchange On Which Registered)
---------------------                -------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 14, 2010 was $3,127,860 based on a $0.59 closing price for the Common Stock on January 29, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 9,021,000 shares of common stock issued & outstanding as of October 14, 2010

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business...........................................................  3

Item 1A. Risk Factors.......................................................  5

Item 1B. Unresolved Staff Comments..........................................  6

Item 2.  Properties.........................................................  6

Item 3.  Legal Proceedings..................................................  6

Item 4.  [Removed and Reserved].............................................  7

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities.....................................  7

Item 6.  Selected Financial Data............................................  8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk......... 11

Item 8.  Financial Statements and Supplementary Data........................ 12

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 21

Item 9A. Controls and Procedures............................................ 21

Item 9B. Other Information.................................................. 22

Item 10. Directors, Executive Officers and Corporate Governance............. 22

Item 11. Executive Compensation............................................. 24

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................... 27

Item 13. Certain Relationships and Related Transactions, and Director
         Independence....................................................... 28

Item 14. Principal Accountants Fees and Services............................ 28

Item 15. Exhibits, Financial Statement Schedules............................ 29

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

On August 3, 2009, we presented an offer to purchase a 90% interest in Winchester International Resorts, LLC a Mississippi limited liability company, in order to effect a business combination of our two companies. It is anticipated that the acquisition will be structured as a share exchange, whereby we will purchase 90% of the memberships of Winchester International Resorts from its members in exchange for shares of our company. Winchester International Resorts is a company that has contracted to purchase certain land and buildings located in Tunica County, Mississippi. This transaction did not complete and was terminated on or around December 31, 2009

Effective September 9, 2009, we changed our name from "Sterling Exploration Inc." to "Winchester International Resorts Inc.", by way of a merger with our wholly owned subsidiary Winchester International Resorts Inc., which was formed solely for the change of name. The name change become effective with the Over-the-Counter Bulletin Board at the opening for trading on September 14, 2009 under the new stock symbol "WNCH". Our CUSIP number is 972817100.

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

On September 2, 2010, we entered into a merger agreement with Lake W Holdings Inc. and it sole shareholder, Northstar Global GT. Lake W Holdings is a Colorado corporation that holds certain mineral claims in Nevada and California.

The following is a brief description of certain of the terms and conditions of the merger agreement that are material to us:

     1. The resulting company's share structure shall be amended so as to provide for both common stock and two classes of preferred stock, one with super voting rights and the other with such rights and restrictions as may be set by the board of directors. The super voting preferred stock is to be issued on the effectiveness of the merger.

     2. Our company will be re-domiciled to become a Wyoming corporation and our name is to be changed Winchester Resources Inc.

     3. Upon closing of the merger, current Lake W shareholders will own 90% of the resulting company with our current shareholders owning the remaining 10%.

     4. Our current agreement for an acquisition of a 51% interest in Factory Outlet Trailers, Inc. will be assigned/spun out into a newly incorporated company, to be held pro-rata by our current shareholders.

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the merger as contemplated in the merger agreement. As at the date of this Annual Report, negotiations are ongoing.

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

ITEM 2. PROPERTIES

We do not own or lease any real property. Our business address is 1802 North Carson Street, Suite 108, Carson City, Nevada 89701.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

        National Association of Securities Dealers OTC Bulletin Board(1)

        Quarter Ended                      High                  Low
        -------------                     ------                ------
        June 30, 2010                     $0.62                 $0.22
        March 31, 2010                    $0.60                 $0.22
        December 31, 2009                 $0.55                 $0.55
        September 30, 2009                N/A(3)                N/A(3)
        June 30, 2009                     N/A(3)                N/A(3)
        March 31, 2009                    N/A(3)                N/A(3)
        December 31, 2008                 N/A(3)                N/A(3)
        September 30, 2008                N/A(3)                N/A(3)
        June 30, 2008                     N/A(3)                N/A(3)

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our company's shares of common stock did not commence trading on the OTCBB until April 25, 2008.
(3)  Our first trade of common stock occurred on October 15, 2009.

Our common shares are issued in registered form. Island Stock Transfer Inc. 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 (Telephone:
727.289.0100; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

On October 14, 2010, the list of stockholders for our shares of common stock showed 126 registered stockholders and 9,021,000 shares of common stock outstanding.

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

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2010 and June 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2010 and 2009.

Our operating results for the years ended June 30, 2010 and 2009 are summarized as follows:

                                                    Year Ended June 30
                                                2010                 2009
                                             -----------           --------
Revenue                                      $       Nil           $    Nil
General and Administrative Expenses          $ 1,008,006           $ 20,415
Net Loss                                     $(1,008,006)          $(20,415)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended June 30, 2010 and June 30, 2009 are outlined in the table below:

                                                    Year Ended June 30
                                                2009                 2008
                                             -----------           --------
Bank charges and interest                    $        95           $    202
Filing and transfer agent fees               $     4,818           $  2,327
Professional fees                            $   865,529           $ 17,666
Office expenses                              $    19,120           $    220
Travel and entertainment                     $    41,144           $    Nil
Write down of assets                         $    77,300           $    Nil

The decrease in general and administrative expenses for the year ended June 30, 2010, compared to the same period in fiscal 2009, was mainly due to a decrease professional fees, travel and entertainment and write down of assets.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2010, our total assets were $109,700 and our total current liabilities were $150,644 and we had a working capital deficit of $40,944 . Our financial statements report a net loss of $1,008,006 for the year ended June 30, 2010, and a net loss of $1,080,944 for the period from August 18, 2003 (date of inception) to June 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                     At               At
                                                  June 30,         June 30,
                                                    2010             2009
                                                 ----------       ----------
Net Cash (Used in) Operating Activities          $(149,886)       $ (21,554)
Net Cash Used In Investing Activities            $     Nil        $     Nil
Net Cash Provided by Financing Activities        $ 148,824        $  12,000
INCREASE (DECREASE) IN CASH                      $  (1,062)       $  (9,554)

We had cash in the amount of $Nil as of June 30, 2010 as compared to $1,062 as of June 30, 2009. We had a working capital deficit of $40,944 as of June 30, 2010 compared to working capital deficit of $45,938 as of June 30, 2009.

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

EXPLORATION STAGE COMPANY

Our company complies with ASC 915, its characterization of our company as an exploration stage enterprise.

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

At June 30, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

Our company computes loss per share in accordance with ASC 105 which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

FIXED ASSETS

Fixed assets are recorded at cost and depreciable assets are depreciated under the straight line method over each item's estimated useful life.

LONG-LIVED ASSETS

In accordance with ASC 350, our company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by our company if the carrying amount of a long-lived asset exceeds its fair value.

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

STOCK BASED COMPENSATION

Our company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

                      WINCHESTER INTERNATIONAL RESORTS INC.

                   (FORMERLY NAMED STERLING EXPLORATION INC.)

                              FINANCIAL STATEMENTS

                                  June 30, 2010

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Winchester International Resorts Inc.
Carson City, Nevada

I have audited the accompanying balance sheets of Winchester International Resorts Inc. as of June 30, 2010 and 2009 and the related statements of income, stockholders' equity and cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winchester International Resorts Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from August 18, 2003 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado


/s/ Ronald R. Chadwick, P.C.
-----------------------------------
Ronald R. Chadwick, P.C.
October 9, 2010

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)

                                     ASSETS
                                                                      June 30,               June 30,
                                                                        2010                   2009
                                                                    ------------           ------------
CURRENT ASSETS
  Cash                                                              $         --           $      1,062
  LAND                                                                   109,700                     --
                                                                    ------------           ------------

TOTAL ASSTS                                                         $    109,700           $      1,062
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $      1,820           $         --
  Loans from related party                                               148,824                 47,000
                                                                    ------------           ------------
TOTAL CURRENT LIABILITIES                                                150,644                 47,000
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Capital stock
  Authorized 75,000,000 ordinary voting shares
   at $0.001 per share
  Issued and outstanding:
    9,021,000 (2010) and 8,055,000 (2009) common shares
     at par  value                                                         9,021                  8,055
  Additional paid in capital                                           1,030,979                 18,945
                                                                    ------------           ------------
                                                                       1,040,000                 27,000

  Deficit accumulated during the exploration stage                    (1,080,944)               (72,938)
                                                                    ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                               (40,944)               (45,938)
                                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    109,700           $      1,062
                                                                    ============           ============

Approved on behalf of the board

_______________________________, Director

_______________________________, Director

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)

                                                                                            Accumulated From
                                                                                            Inception Date of
                                                   Year Ended            Year Ended         August 18, 2003 to
                                                    June 30,              June 30,              June 30,
                                                      2010                  2009                   2010
                                                   -----------           -----------           -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $        95           $       202           $       823
  Filing and transfer agent fees                         4,818                 2,327                23,906
  Professional fees                                    865,529                17,666               903,085
  Mineral properties                                        --                    --                14,500
  Office expenses and other                             19,120                   220                20,186
  Travel and entertainment                              41,144                    --                41,144
  Write down of asset                                   77,300                    --                77,300
                                                   -----------           -----------           -----------

Total general and administrative expenses            1,008,006                20,415             1,080,944
                                                   -----------           -----------           -----------

Net loss / (Recovery)                              $(1,008,006)          $   (20,415)          $(1,080,944)
                                                   ===========           ===========           ===========

EARNINGS PER SHARE - BASIC AND DILUTED             $     (0.12)          $     (0.00)
                                                   ===========           ===========

WEIGHTED AVERAGE OUTSTANDING SHARES                  8,296,500             8,055,000
                                                   ===========           ===========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)

                                                                                                Deficit
                                                                                              Accumulated      Total
                               Price      Number of               Additional      Total       During the       Stock-
                                Per        Common        Par       Paid-in       Capital      Exploration      holders'
                               Share       Shares       Value      Capital        Stock          Stage         Equity
                               -----       ------       -----      -------        -----          -----         ------
Balance, August 18, 2003                         --   $     --     $       --    $       --   $        --    $       --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000      2,000             --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000      1,500             --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2004                    3,500,000      3,500             --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000      3,000             --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000      1,050          9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000        450          4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000         15          1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000         40          3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2005                    8,055,000      8,055         18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2006                    8,055,000      8,055         18,945        27,000       (15,200)       11,800
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2007                    8,055,000      8,055         18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2008                    8,055,000   $  8,055     $   18,945    $   27,000   $   (52,523)   $  (25,523)
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2009                    8,055,000   $  8,055     $   18,945    $   27,000   $   (72,938)   $  (45,938)
                                        -----------   --------     ----------    ----------   -----------    ----------
Debt relief                                                            47,000        47,000                      47,000
  Subscribed for services      $1.0         279,000        279        278,721       279,000                     279,000
  Subscribed for land          $1.0         187,000        187        186,813       187,000                     187,000
  Subscribed for services      $1.0         500,000        500        499,500       500,000                     500,000
Net loss                                                                                       (1,008,006)   (1,008,006)
                                        -----------   --------     ----------    ----------   -----------    ----------

Balance, June 30, 2010                    9,021,000   $  9,021     $1,030,979    $1,040,000   $(1,080,944)   $  (40,944)
                                        ===========   ========     ==========    ==========   ===========    ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)

                                                                                               Accumulated From
                                                                                               Inception Date of
                                                           Year Ended         Year Ended       August 18, 2003 to
                                                            June 30,           June 30,             June 30,
                                                              2010               2009                 2010
                                                          ------------       ------------         ------------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                 $ (1,008,006)      $    (20,415)        $ (1,080,944)
  Write down of asset                                           77,300                 --               77,300
  Shares issued for services                                   779,000                 --              779,000
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
     Accounts payable                                            1,820             (1,139)               1,820
                                                          ------------       ------------         ------------

           Net cash (used in) operating activities            (149,886)           (21,554)            (222,824)
                                                          ------------       ------------         ------------
FINANCING ACTIVITIES
  Loans from related party                                     148,824             12,000              195,824
  Shares subscribed for cash                                        --                 --               27,000
                                                          ------------       ------------         ------------

           Net cash provided by financing activities           148,824             12,000              222,824
                                                          ------------       ------------         ------------

INVESTING ACTIVITIES

           Net cash used for investing activities                   --                 --                   --
                                                          ------------       ------------         ------------

Cash increase during the period                                 (1,062)            (9,554)                  --
Cash beginning of the period                                     1,062             10,616                   --
                                                          ------------       ------------         ------------

Cash end of the period                                    $         --       $      1,062         $         --
                                                          ============       ============         ============

Non-cash Investing and Financing Activities:
In fiscal year 2010 the Company issued 187,000 common shares for land valued at $187,000, and a former officer contributed $47,000 in working capital loans to paid in capital.

Cash paid for interest and income taxes:
Year ended June 30, 2010: None
Year ended June 30, 2009: None

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
June 30, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Winchester International Resorts Inc. ("the Company"), formerly named Sterling Exploration Inc, was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June. The Company is currently considering business opportunities in resort development, mining exploration, and other areas as allowed by law.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,080,844 as at June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with ASC 915, its characterization of the Company as an exploration stage enterprise.

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

At June 30, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 105 which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fixed assets

Fixed assets are recorded at cost and depreciable assets are depreciated under the straight line method over each item's estimated useful life.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

3. COMMON STOCK

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

In March 2010, the Company issued 187,000 common shares to acquire a building lot in Alberta, Canada at a contact price of $187,000. The Company wrote down the property in 2010 to the assessed value of $109,700, taking a write-down expense of $77,300. Title to the land has not yet been transferred from the seller into the Company's name, although the Company believes the transaction has been consummated.

The Company issued 500,000 common shares at $1.00 per share for related party services and issued 279,000 units at $1.00 per unit for services provided. Each unit consists of one share of common stock and one. type "A" and one type

"B" warrant, exercisable by the holder anytime until December 31, 2011 at the price of $2.50 and $3.00 respectively. At the end of June 2010 the Company had 466,000 A warrants and 466,000 B warrants outstanding. All value in the unit issuances was allocated to the common stock as the warrants were not in the money.

4. INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $930,000 that may be begin to expire in 2024. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. CONSULTING AGREEMENT

Starting from March 1, 2008, the Company entered into a 2-year Consulting Agreement with Taggart Financial Trading Corp, ("Taggart"). Taggart, a related party provides consulting services to assist the Company in connection with certain aspects of the Projects. The Company has paid Taggart the fees of $250,000 during the period ended June 30, 2010.

6. LEASE COMMITMENT

The Company makes payments of $809 per month on an automobile operating lease held in the name of a related party consultant. The lease is non-cancellable and runs through March 2011. Future minimum payments under the lease are: 2011 $7,300.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of June 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                             Date First Elected
Name               Position Held with the Company     Age       or Appointed
----               ------------------------------     ---       ------------
Veryl Norquay       President, Chief Operating        71       September 1, 2010
                    Officer, and Director

Andrew Buchholz     Chief Financial Officer and       39       June 30, 2009
                    Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

VERYL NORQUAY - PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR

Mr. Norquay was elected a director, president and chief executive officer of our company on June 30, 2009 and resigned each of the positions on November 11, 2009. Mr. Norquay was elected a director, president and chief operating officer on September 1, 2010.

Veryl Norquay has been in investment related businesses for over 25 years and previously owned and operated a broker dealer in Las Vegas, Nevada. Currently, Mr. Norquay is the general manager of a private investor relations firm specializing in the formation and structure of companies wishing to attain public status on recognized North American stock exchanges.

ANDREW BUCHHOLZ - CHIEF FINANCIAL OFFICER AND DIRECTOR

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is attached as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Winchester International Resorts Inc., 1802 North Carson Street, Suite 108, Carson City, Nevada 89701

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2009 and 2008; and

     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                      Non-Equity     Nonqualified
                                                                       Incentive       Deferred
       Name                                      Stock     Option        Plan        Compensation      All Other
   and Principal              Salary     Bonus   Awards    Awards    Compensation      Earnings      Compensation    Total
     Position        Year       ($)       ($)      ($)      ($)          ($)             ($)             ($)          ($)
     --------        ----     ------     -----   ------    ------    ------------      --------      ------------    -----
Veryl Norquay        2010       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
President, Chief     2009       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Executive Officer
and Director(1)

Andrew Buchholz      2010       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Chief Financial      2009       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Officer and
Director(2)

Ronald Marquardt     2010       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Former President,    2009       N/A       N/A      N/A        N/A        N/A              N/A            N/A         N/A
Chief Executive
Officer and
Director(3)

Simone Maria         2010       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Anderson             2009       N/A       N/A      N/A        N/A        N/A              N/A            N/A         N/A
Former President,
Treasurer and
Secretary(4)

Ben Anderson         2010       N/A       N/A      N/A        N/A        N/A              N/A            N/A         N/A
Former President     2009       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Treasurer and
Secretary(5)

Marc Gagnon          2010       N/A       N/A      N/A        N/A        N/A              N/A            N/A         N/A
Former President,    2009       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Chief Executive
Officer and
Secretary(6)

Lynn Wigen           2010       N/A       N/A      N/A        N/A        N/A              N/A            N/A         N/A
Former President,    2009       Nil       Nil      Nil        Nil        Nil              Nil            Nil         Nil
Chief Executive
Officer and
Secretary(7)

----------
(1) Mr. Norquay was appointed as our President, Chief Executive Officer and a director on June 30, 2009 and resigned on November 1, 2009. Mr. Norquay was appointed President and Chief Operating Officer on September 1, 2010.

(2) Effective June 30, 2009, Mr. Andrew Buchholz was appointed as our Chief Financial Officer and a director.
(3) Mr. Marquardt was appointed as our President, Chief Executive Officer and director on November 9, 2009 and resigned on effective September 1, 2010.
(4) Ms. Anderson was appointed as our President, Secretary, Treasurer and director on May 5, 2009. Effective June 30, 2009, Ms. Anderson resigned as President, Secretary, Treasurer and director of our company.
(5) Mr. Anderson was appointed as our President, Secretary, Treasurer and director on December 31, 2008. Effective May 5, 2009, Mr. Anderson resigned as President, Secretary, Treasurer and director of our company.
(6) Mr. Gagnon was appointed as our President, Secretary, Treasurer and director on September 11, 2008. Effective December 31, 2008, Mr. Gagnon resigned as President, Secretary, Treasurer and director of our company.
(7) Ms. Wigen was appointed as our President, Secretary, Treasurer and director on August 21, 2003. Effective September 11, 2008, Ms. Wigen resigned as President, Secretary, Treasurer and director of our company.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 18, 2003) to June 30, 2010, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended June 30, 2010 or June 30, 2009 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2010.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 14, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                         Amount and Nature of     Percentage of
Name and Address of Beneficial Owner       Beneficial Owner          Class(1)
------------------------------------       ----------------          --------
Veryl Norquay                                1,914,000(2)            21.217%
61 Cimarron Meadows Crescent
Okotoks, AB T1S 1T1

Andrew Buchholz                                205,000                2.272%
2443 Douglasdale Blvd SE
Calgary, Alberta

All Officers and Directors                   2,119,000               23,489%
As a Group

David Fowler and Dana Fowler JWROS             500,000                5.543%
PO Box 229,
615 Highway 78 S
Wheatley, AR 72392

Monte Jensen                                   478,000                5.299%
5217 47 Avenue
Taber, AB T1G 1R5

Sheldon Norquay                                470,000                5.210%
261 Sundown Way SE
Calgary, AB

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on Otober 14, 2010. As of Otober 14, 2010, there were 9,021,000 shares of our company's common stock issued and outstanding.
(2)  Includes 450,000 shares are held by Mr. Norquay's wife, Elizabeth Norquay.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2010 and for fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                        Year Ended June 30
                                       2010           2009
                                        ($)            ($)
                                      ------         ------
           Audit Fees                  9,400          3,000
           Audit Related Fees            Nil          4,500
           Tax Fees                      Nil            Nil
           All Other Fees                Nil            Nil
                                      ------         ------

           Total                       9,400          7,500
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

Exhibits required by Item 601 of Regulation S-K

 Exhibit
 Number                             Description
 ------                             -----------

  (3)          (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

   3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

   3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

   3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

 Exhibit
 Number                             Description
 ------                             -----------

 (10)          MATERIAL CONTRACTS

  10.1 Drawdown equity financing agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 18, 2010)

  10.2 Share Purchase Agreement between our company and David and Vickie Chuchmuch dated May 6, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on May 12, 2010)

 (14)          CODE OF ETHICS

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

                                 Winchester International Resorts Inc.


                                 /s/ Veryl Norquay
                                 -----------------------------------------------
                                 Veryl Norquay
                                 President, Chief Executive Officer and Director (Principal Executive Officer)
                                 Date: October 19, 2010


                                 /s/ Andrew Buchholz
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)
                                 Date: October 19, 2010

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


Signature                                                 Title                                      Date
---------                                                 -----                                      ----


/s/ Veryl Norquay                         President, Chief Executive Officer and Director      October 19, 2010
---------------------------------------
Veryl Norquay


/s/ Andrew Buchholz                       Chief Financial Officer and Director                 October 19, 2010
---------------------------------------
Andrew Buchholz