Form 10-Q
period 2010-09-30
Winchester International Resorts, Inc.
filed 2010-11-22
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2010
                                       or

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

1802 North Carson Street, Suite 108, Carson City, Nevada         89701-1227
     (Address of principal executive offices)                    (Zip Code)

                                  702.685.9009
              (Registrant's telephone number, including area code)

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

9,021,000 common shares issued and outstanding as of September 30, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)

                                     ASSETS
                                                                             September 30,          June 30,
                                                                                 2010                 2010
                                                                              ----------           ----------
                                                                              (Unaudited)           (Audited)
CURRENT ASSETS
  Cash                                                                        $       --           $       --
  LAND                                                                           109,700              109,700
                                                                              ----------           ----------

      TOTAL ASSTS                                                             $  109,700           $  109,700
                                                                              ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $    1,820           $    1,820
  Loans from related party                                                       175,570              148,824
                                                                              ----------           ----------
      TOTAL CURRENT LIABILITIES                                                  177,390              150,644

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
    9,021,000 common shares at par  value                                          9,021                9,021
  Additional paid in capital                                                   1,030,979            1,030,979
                                                                              ----------           ----------
                                                                               1,040,000            1,040,000
  Deficit accumulated during the exploration stage                            (1,107,690)          (1,080,944)
                                                                              ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                                 (67,690)             (40,944)


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  109,700           $  109,700
                                                                              ==========           ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)

                                                                                          Accumulated From
                                                   Three Months        Three Months       Inception Date of
                                                      Ended               Ended          August 18, 2003 to
                                                   September 30,       September 30,        September 30,
                                                       2010                2009                 2010
                                                   ------------        ------------         ------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $         --        $         95         $        823
  Filing and transfer agent fees                            347                  --               24,253
  Professional fees                                      14,120              22,336              917,205
  Mineral properties                                         --                  --               14,500
  Office expenses and other                               6,574               2,720               26,760
  Travel and entertainment                                5,705              14,781               46,849
  Write down of asset                                        --                  --               77,300
                                                   ------------        ------------         ------------
Total general and administrative expenses                26,746              39,932            1,107,690
                                                   ------------        ------------         ------------

Net loss / (Recovery)                              $    (26,746)       $    (39,932)        $ (1,107,690)
                                                   ============        ============         ============

EARNINGS PER SHARE - BASIC AND DILUTED             $      (0.00)       $      (0.00)
                                                   ============        ============

WEIGHTED AVERAGE OUTSTANDING SHARES                   9,021,000           8,055,000
                                                   ============        ============

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)

                                                                                                Deficit
                                                                                              Accumulated      Total
                               Price      Number of               Additional      Total       During the       Stock-
                                Per        Common        Par       Paid-in       Capital      Exploration      holders'
                               Share       Shares       Value      Capital        Stock          Stage         Equity
                               -----       ------       -----      -------        -----          -----         ------
Balance, August 18, 2003                         --   $     --     $       --    $       --   $        --    $       --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000      2,000             --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000      1,500             --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2004                    3,500,000      3,500             --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000      3,000             --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000      1,050          9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000        450          4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000         15          1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000         40          3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2005                    8,055,000      8,055         18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2006                    8,055,000      8,055         18,945        27,000       (15,200)       11,800
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2007                    8,055,000      8,055         18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2008                    8,055,000   $  8,055     $   18,945    $   27,000   $   (52,523)   $  (25,523)
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2009                    8,055,000   $  8,055     $   18,945    $   27,000   $   (72,938)   $  (45,938)
                                        -----------   --------     ----------    ----------   -----------    ----------
Debt relief                                                            47,000        47,000                      47,000
  Subscribed for services      $1.0         279,000        279        278,721       279,000                     279,000
  Subscribed for land          $1.0         187,000        187        186,813       187,000                     187,000
  Subscribed for services      $1.0         500,000        500        499,500       500,000                     500,000
Net loss                                                                                       (1,008,006)   (1,008,006)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2010                    9,021,000   $  9,021     $1,030,979    $1,040,000   $(1,080,944)   $  (40,944)
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                          (26,746)      (26,746)
                                        -----------   --------     ----------    ----------   -----------    ----------

Balance, September 30, 2010               9,021,000   $  9,021     $1,030,979    $1,040,000   $(1,107,690)   $  (67,690)
                                        ===========   ========     ==========    ==========   ===========    ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)

                                                                                                    Accumulated From
                                                              Three Months        Three Months     Inception Date of
                                                                 Ended               Ended         August 18, 2003 to
                                                              September 30,       September 30,      September 30,
                                                                  2010                2009               2010
                                                              ------------        ------------       ------------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                     $    (26,746)       $    (39,932)      $ (1,107,690)
  Write down of asset                                                   --                  --             77,300
  Shares issued for services                                            --                  --            779,000
  Adjustments to reconcile net loss to net cash                         --                  --                 --
  Provided by (used in) operating activities                            --                  --                 --
  Changes in operating assets and liabilities                           --                  --                 --
  Accounts payable                                                      --                  --              1,820
                                                              ------------        ------------       ------------
           Net cash (used in) operating activities                 (26,746)            (39,932)          (249,570)
                                                              ------------        ------------       ------------
FINANCING ACTIVITIES
  Loans from related party                                          26,746              39,932            222,570
  Shares subscribed for cash                                            --                  --             27,000
                                                              ------------        ------------       ------------
           Net cash provided by financing activities                26,746              39,932            249,570
                                                              ------------        ------------       ------------
INVESTING ACTIVITIES
           Net cash used for investing activities                       --                  --                 --
                                                              ------------        ------------       ------------

Cash increase during the period                                         --                  --                 --
Cash beginning of the period                                            --               1,062                 --
                                                              ------------        ------------       ------------

Cash end of the period                                        $         --        $      1,062       $         --
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

Cash paid for interest and income taxes:

Year ended June 30, 2010: None
Year ended June 30, 2009: None

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
September 30, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,107,690 as at September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At September 30, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

2. COMMON STOCK

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

     The Company issued 500,000 common shares at $1.00 per for related party services and issued 279,000 units at $1.00 per unit for services provided. Each unit consists of one share of common stock and one. type "A" and one type "B" warrant, exercisable by the holder anytime until December 31, 2011 at the price of $2.50 and $3.00 respectively. At the end of June 2010 the Company had 466,000 A warrants and 466,000 B warrants outstanding. All value in the unit issuances was allocated to the common stock as the warrants were not in the money.

3. INCOME TAXES

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

4. CONSULTING AGREEMENT

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

On August 3, 2009, we presented an offer to purchase a 90% interest in Winchester International Resorts, LLC a Mississippi limited liability company, in order to effect a business combination of our two companies. It is anticipated that the acquisition will be structured as a share exchange, whereby we will purchase 90% of the memberships of Winchester International Resorts from its members in exchange for shares of our company. Winchester International Resorts is a company that has contracted to purchase certain land and buildings located in Tunica County, Mississippi. This transaction did not complete and was terminated on or around December 31, 2009.

Effective September 9, 2009, we changed our name from "Sterling Exploration Inc." to "Winchester International Resorts Inc.", by way of a merger with our wholly owned subsidiary Winchester International Resorts Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 14, 2009 under the stock symbol "WNCH". Our CUSIP number is 972817100.

Effective March 12, 2010, we entered into an agreement with Auctus Private Equity Fund, LLC to raise up $10,000,000 through a drawdown equity financing facility agreement. Under the terms of the agreement Auctus has agreed to purchase from our company, up to $10,000,000 of our common stock. The agreement expires 24 months after the effective date of the agreement.

On May 6, 2010, we entered into a share purchase agreement with David and Vickie Chuchmuch, the shareholders of Factory Outlet Trailers Inc. Pursuant to the terms of the share purchase agreement, we have agreed to acquire 51% of the issued and outstanding shares of Factory Outlet Trailers' common stock in consideration for the payment of CDN$4.4 million. The payments are to be made in periodic installments with the final payment to occur on June 15, 2011. Factory Outlet Trailers Inc. is in the trailer dealership business

On September 2, 2010, we entered into a merger agreement with Lake W Holdings Inc. and its sole shareholder, Northstar Global GT. Lake W Holdings is a Colorado corporation that holds certain mineral claims in Nevada and California.

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

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the merger as contemplated in the merger agreement. As at the date of this quarterly report, negotiations are ongoing.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We will outsource contract employment as needed.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

Our operating results for the three months ended September 30, 2010 and 2009 are summarized as follows:

                                                        Three Months Ended
                                                          September 30,
                                                    2010               2009
                                                  --------           --------

Revenue                                           $    Nil           $    Nil
Bank charges and interest                         $    Nil           $     95
Filing and transfer agent fees                    $    347           $    Nil
Professional fees                                 $ 14,120           $ 22,336
Office expenses                                   $  6,574           $  2,720
Travel and entertainment                          $  5,705           $ 14,781
Net Loss / (Recovery)                             $(26,746)          $(39,932)

REVENUES

We did not earn any revenues during our three month period ended September 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 30, 2010, our general and administrative expenses decreased over the three months ended September 30, 2009, primarily due to reduced professional, travel and entertainment expenses.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2010, our total current assets were $109,700 and our total current liabilities were $177,390 and we had a working capital of $(67,690). Our financial statements report a net loss of $(26,746) for the three months ended September 30, 2010, and a net loss of $1,107,690 for the period from August 18, 2003 (date of inception) to September 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                     At                 At
                                                September 30,      September 30,
                                                    2010               2009
                                                  --------           --------
Net Cash (Used in) Operating Activities           $(26,746)          $(39,932)
Net Cash Used In Investing Activities             $    Nil           $    Nil
Net Cash Provided by Financing Activities         $ 26,746           $ 39,932
INCREASE (DECREASE) IN CASH                       $    Nil           $    Nil

We had cash in the amount of $Nil as of September 30, 2010 as compared to $1,062 as of September 30, 2010. We had a working capital deficit of $Nil as of September 30, 2010 compared to working capital deficit of $1,062 as of September 30, 2009.

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

At September 30, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

(3)      (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on February 17, 2005)

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K, filed on September 14, 2009)

(10)     MATERIAL CONTRACTS

10.1 Drawdown Equity Financing Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2010)

10.2 Share Purchase Agreement between our company and David and Vickie Chuchmuch dated May 6, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on May 12, 2010)

10.3 Agreement and Plan of Merger with Lake W Holdings Inc. and it sole shareholder, Northstar Global dated September 2, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on September 9,
         2010)

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

                                 WINCHESTER INTERNATIONAL RESORTS INC.


Date: November 22, 2010          /s/ "Veryl Norquay"
                                 -----------------------------------------------
                                  Veryl Norquay
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: November 22, 2010          /s/ "Andrew Buchholz"
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)