Form 10-Q
period 2010-12-31
Winchester International Resorts, Inc.
filed 2011-02-15
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2010
                                       or

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

9,021,000 common shares issued and outstanding as of February 14, 2011

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three and six month periods ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         December 31,            June 30,
                                                                            2010                   2010
                                                                        ------------           ------------
                                                                         (Unaudited)             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $         --           $         --

LAND                                                                         109,700                109,700
                                                                        ------------           ------------

TOTAL ASSTS                                                             $    109,700           $    109,700
                                                                        ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $      1,820           $      1,820
  Loans from related party                                                   187,213                148,824
                                                                        ------------           ------------

      TOTAL CURRENT LIABILITIES                                              189,033                150,644
                                                                        ------------           ------------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
    9,021,000 common shares at par  value                                      9,021                  9,021
  Additional paid in capital                                               1,030,979              1,030,979
                                                                        ------------           ------------
                                                                           1,040,000              1,040,000
Deficit accumulated during the exploration stage                          (1,119,333)            (1,080,944)
                                                                        ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                   (79,333)               (40,944)
                                                                        ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    109,700           $    109,700
                                                                        ============           ============

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 Accumulated From
                                             Six Months       Six Months      Three Months      Three Months     Inception Date of
                                               Ended            Ended            Ended             Ended        August 18, 2003 to
                                            December 31,     December 31,     December 31,      December 31,       December 31,
                                                2010             2009             2010              2009               2010
                                            ------------     ------------     ------------      ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                 $         --     $         95     $         --      $         --       $        823
  Filing and transfer agent fees                     447            1,087              100             1,087             24,353
  Professional fees                               18,030           32,060            3,910             9,724            921,115
  Mineral properties                                  --               --               --            14,500
  Office expenses and other                       10,825            6,477            4,250             3,757             31,010
  Travel and entertainment                         9,087           26,065            3,383            11,284             50,232
  Write down of asset                            (45,938)              --          (45,938)           77,300
                                            ------------     ------------     ------------      ------------       ------------
Total general and administrative expenses         38,389           19,846           11,643           (20,086)         1,119,333
                                            ------------     ------------     ------------      ------------       ------------

Net loss / (Recovery)                       $    (38,389)    $    (19,846)    $    (11,643)     $     20,086       $ (1,119,333)
                                            ============     ============     ============      ============       ============

EARNINGS PER SHARE - BASIC AND DILUTED      $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
                                            ============     ============     ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES            9,021,000        8,055,000        9,021,000         8,055,000
                                            ============     ============     ============      ============

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated      Total
                               Price      Number of               Additional      Total       During the       Stock-
                                Per        Common        Par       Paid-in       Capital      Exploration      holders'
                               Share       Shares       Value      Capital        Stock          Stage         Equity
                               -----       ------       -----      -------        -----          -----         ------
Balance, August 18, 2003                         --   $     --     $       --    $       --   $        --    $       --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000      2,000             --         2,000            --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000      1,500             --         1,500                       1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2004                    3,500,000      3,500             --         3,500           (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000      3,000             --         3,000                       3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000      1,050          9,450        10,500                      10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000        450          4,050         4,500                       4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000         15          1,485         1,500                       1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000         40          3,960         4,000                       4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2005                    8,055,000      8,055         18,945        27,000        (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2006                    8,055,000      8,055         18,945        27,000       (15,200)       11,800
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2007                    8,055,000      8,055         18,945        27,000       (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2008                    8,055,000      8,055         18,945        27,000       (52,523)      (25,523)
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2009                    8,055,000      8,055         18,945        27,000       (72,938)      (45,938)
                                        -----------   --------     ----------    ----------   -----------    ----------
Debt relief                                                            47,000        47,000                      47,000
  Subscribed for services      $1.0         279,000        279        278,721       279,000                     279,000
  Subscribed for land          $1.0         187,000        187        186,813       187,000                     187,000
  Subscribed for services      $1.0         500,000        500        499,500       500,000                     500,000
Net loss                                                                                       (1,008,006)   (1,008,006)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, June 30, 2010                    9,021,000      9,021      1,030,979     1,040,000    (1,080,944)      (40,944)
                                        -----------   --------     ----------    ----------   -----------    ----------
Net loss                                                                                          (38,389)      (38,389)
                                        -----------   --------     ----------    ----------   -----------    ----------
Balance, December 31, 2010                9,021,000   $  9,021     $1,030,979    $1,040,000   $(1,119,333)   $ (79,333)
                                        ===========   ========     ==========    ==========   ===========    ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Accumulated From
                                            Six Months       Six Months      Three Months     Three Months   Inception Date of
                                              Ended            Ended            Ended            Ended      August 18, 2003 to
                                           December 31,     December 31,     December 31,     December 31,     December 31,
                                               2010             2009             2010             2009             2010
                                           ------------     ------------     ------------     ------------     ------------
CASH DERIVED FROM (USED FOR)
OPERATING ACTIVITIES
  Net loss for the period                  $    (38,389)    $    (19,846)    $    (11,643)    $     20,086     $ (1,119,333)
  Write down of asset                                --          (45,938)              --          (45,938)          77,300
  Shares issued for services                         --               --               --               --          779,000
  Adjustments to reconcile net loss
   to net cash Provided by (used in)
   operating activities
  Changes in operating assets and
   liabilities
     Accounts payable                                --               --               --               --            1,820
                                           ------------     ------------     ------------     ------------     ------------
       Net cash (used in) operating
        activities                              (38,389)         (65,784)         (11,643)         (25,852)        (261,213)
                                           ------------     ------------     ------------     ------------     ------------
FINANCING ACTIVITIES
  Loans from related party                       38,389           64,722           11,643           24,790          234,213
  Shares subscribed for cash                         --               --               --               --           27,000
                                           ------------     ------------     ------------     ------------     ------------
       Net cash provided by financing
        activities                               38,389           64,722           11,643           24,790          261,213
                                           ------------     ------------     ------------     ------------     ------------
INVESTING ACTIVITIES
       Net cash used for investing
        activities                                   --               --               --               --               --
                                           ------------     ------------     ------------     ------------     ------------

Cash increase during the period                      --           (1,062)              --           (1,062)              --
Cash beginning of the period                         --            1,062               --            1,062               --
                                           ------------     ------------     ------------     ------------     ------------

Cash end of the period                     $         --     $         --     $         --     $         --     $         --
                                           ============     ============     ============     ============     ============

Non-cash Investing and Financing Activities:

In fiscal year 2010 the Company issued 187,000 common shares for land valued at $187,000, and a former officer contributed $47,000 in working capital loans to paid in capital.

Cash paid for interest and income taxes:

Year ended June 30, 2010: None
Year ended June 30, 2009: None

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
December 31, 2010
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,119,333 as at December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At December 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

     During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At December 31, 2010 there were no outstanding stock options or warrants.

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

     The Company issued 500,000 common shares at $1.00 per for related party services and issued 279,000 units at $1.00 per unit for services provided. Each unit consists of one share of common stock and one type "A" and one type "B" warrant, exercisable by the holder anytime until December 31, 2011 at the price of $2.50 and $3.00 respectively. At the end of June 2010 the Company had 466,000 A warrants and 466,000 B warrants outstanding. All value in the unit issuances was allocated to the common stock as the warrants were not in the money.

3 INCOME TAXES

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

As used in this quarterly report, the terms "we", "us", "our company", means Winchester International Resorts Inc. a Nevada corporation, unless otherwise indicated.

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

Effective March 12, 2010, we entered into an agreement with Auctus Private Equity Fund, LLC to raise up $10,000,000 through a drawdown equity financing facility agreement. Under the terms of the agreement Auctus agreed to purchase from our company, up to $10,000,000 of our common stock. The agreement expires 24 months after the effective date of the agreement.

On May 6, 2010, we entered into a share purchase agreement with David and Vickie Chuchmuch, the shareholders of Factory Outlet Trailers Inc. Pursuant to the terms of the share purchase agreement, we agreed to acquire 51% of the issued and outstanding shares of Factory Outlet Trailers' common stock in consideration for the payment of CDN$4.4 million. The payments are to be made in periodic installments with the final payment to occur on June 15, 2011. Factory Outlet Trailers Inc. is in the trailer dealership business.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2010 which are included herein.

Our operating results for the three months ended December 31, 2010 and 2009 are summarized as follows:

                                                        Three Months Ended
                                                            December 31,
                                                     2010                 2009
                                                   --------             --------
Revenue                                            $    Nil             $    Nil
Bank charges and interest                          $    Nil             $    Nil
Filing and transfer agent fees                     $    100             $  1,087
Professional fees                                  $  3,910             $  9,724
Office expenses and other                          $  4,250             $  3,757
Travel and entertainment                           $  3,383             $ 11,284
Net Loss / (Recovery)                              $(11,643)            $ 20,086

SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

Our operating results for the six months ended December 31, 2010 and 2009 are summarized as follows:

                                                        Six Months Ended
                                                           December 31,
                                                    2010                 2009
                                                  --------             --------
Revenue                                           $    Nil             $    Nil
Bank charges and interest                         $    Nil             $     95
Filing and transfer agent fees                    $    447             $  1,087
Professional fees                                 $ 18,030             $ 32,060
Office expenses and other                         $ 10,825             $  6,477
Travel and entertainment                          $  9,087             $ 26,065
Net Loss / (Recovery)                             $(38,389)            $(19,846)

REVENUES

We did not earn any revenues during our three month period ended December 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended December 31, 2010, our general and administrative expenses decreased over the three months ended December 31, 2009, primarily due to decreases in professional fees.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2010, our total current assets were $109,700 and our total current liabilities were $189,033 and we had a working capital deficit of $79,333. Our financial statements report a net loss of $38,389 for the six months ended December 31, 2010, and a net loss of $1,119,333 for the period from August 18, 2003 (date of inception) to December 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                    At                 At
                                                December 31,       December 31,
                                                   2010               2009
                                                 --------           --------
Net Cash (Used in) Operating Activities          $(38,389)          $(65,784)
Net Cash Used In Investing Activities            $    Nil           $    Nil
Net Cash Provided by Financing Activities        $ 38,389           $ 64,722
INCREASE (DECREASE) IN CASH                      $    Nil           $  1,062

We had cash in the amount of $Nil as of December 31, 2010 as compared to $1,062 as of December 30, 2009. We had a working capital deficit of $79,333 as of December 31, 2010 compared to working capital deficit of $40,944 as of the fiscal year ended June 30, 2010.

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

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At December 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

We have no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

FIXED ASSETS

Fixed assets are recorded at cost and depreciable assets are depreciated under the straight line method over each item's estimated useful life.

LONG-LIVED ASSETS

In accordance with ASC 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by us if the carrying amount of a long-lived asset exceeds its fair value.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                 WINCHESTER INTERNATIONAL RESORTS INC.


Date: February 14, 2011          /s/ Veryl Norquay
                                 -----------------------------------------------
                                 Veryl Norquay
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: February 14, 2011          /s/ Andrew Buchholz
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)