Form 10-Q
period 2011-03-31
Winchester International Resorts, Inc.
filed 2011-05-13
CIK 1405252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011
                                       or

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

9,021,000 common shares issued and outstanding as of May 12, 2011

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Balance Sheets
(An Exploration Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           March 31,              June 30,
                                                                             2011                   2010
                                                                         ------------           ------------
                                                                          (Unaudited)             (Audited)
                                     Assets

Current Assets                                                           $          0           $          0

Land                                                                          109,700                109,700
                                                                         ------------           ------------

      Total Assts                                                        $    109,700           $    109,700
                                                                         ============           ============

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                               $      1,820           $      1,820
  Loans from related party                                                    194,521                148,824
                                                                         ------------           ------------

      Total Current Liabilities                                               196,341                150,644
                                                                         ------------           ------------
Stockholders' Equity
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
   Issued and outstanding: 9,021,000 common shares at par  value                9,021                  9,021
   Additional paid in capital                                               1,030,979              1,030,979
                                                                         ------------           ------------
                                                                            1,040,000              1,040,000
   Deficit accumulated during the exploration stage                        (1,126,641)            (1,080,944)
                                                                         ------------           ------------

      Total stockholders' equity                                              (86,641)               (40,944)
                                                                         ------------           ------------

      Total liabilities and stockholders' equity                         $    109,700           $    109,700
                                                                         ============           ============

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Income
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated From
                                             Nine Months     Nine Months    Three Months    Three Months   Inception Date of
                                               Ended           Ended           Ended           Ended       August 18, 2003 to
                                              March 31,       March 31,       March 31,       March 31,         March 31,
                                                2011            2010            2011            2010              2011
                                             ----------      ----------      ----------      ----------        ----------
General and administrative expenses
  Bank charges and interest                  $       --      $       95      $       --      $       --       $       823
  Filing and transfer agent fees                    547           4,471             100           3,384            24,453
  Professional fees                              18,030         613,354              --         581,294           921,115
  Mineral properties                                 --              --              --              --            14,500
  Office expenses and other                      13,414          11,621           2,589           5,144            33,599
  Travel and entertainment                       13,706          31,415           4,619           5,350            54,851
  Write down of asset                                --         (45,938)             --              --            77,300
                                             ----------      ----------      ----------      ----------       -----------
Total general and administrative expenses        45,697         615,018           7,308         595,172         1,126,641
                                             ----------      ----------      ----------      ----------       -----------

Net loss / (Recovery)                        $  (45,697)     $ (615,018)     $   (7,308)     $ (595,172)      $(1,126,641)
                                             ==========      ==========      ==========      ==========       ===========

Earnings per share - Basic and diluted       $    (0.00)     $    (0.07)     $    (0.00)     $    (0.07)
                                             ==========      ==========      ==========      ==========

Weighted average outstanding shares           9,021,000       8,296,500       9,021,000       8,296,500
                                             ==========      ==========      ==========      ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statement of Stockholders' Equity
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated      Total
                               Price      Number of               Additional      Total       During the       Stock-
                                Per        Common        Par       Paid-in       Capital      Exploration      holders'
                               Share       Shares       Value      Capital        Stock          Stage         Equity
                               -----       ------       -----      -------        -----          -----         ------
Balance, August 18, 2003                         --   $     --   $       --    $       --     $        --    $       --
September 5, 2003
  Subscribed for cash          $0.001     2,000,000      2,000           --         2,000              --         2,000
October 30, 2003
  Subscribed for cash          $0.001     1,500,000      1,500           --         1,500                         1,500
Comprehensive loss for the
 period ended June 30, 2004                                                                           (80)          (80)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2004                    3,500,000      3,500           --         3,500             (80)        3,420
October 4, 2004
  Subscribed for cash          $0.001     3,000,000      3,000           --         3,000                         3,000
October 27, 2004
  Subscribed for cash          $0.01      1,050,000      1,050        9,450        10,500                        10,500
December 7, 2004
  Subscribed for cash          $0.01        450,000        450        4,050         4,500                         4,500
January 10, 2005
  Subscribed for cash          $0.1          15,000         15        1,485         1,500                         1,500
January 27, 2005
  Subscribed for cash          $0.1          40,000         40        3,960         4,000                         4,000
Net loss                                                                                           (7,547)       (7,547)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2005                    8,055,000      8,055       18,945        27,000          (7,627)       19,373
Net loss                                                                                           (7,573)       (7,573)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2006                    8,055,000      8,055       18,945        27,000         (15,200)       11,800
                                        -----------   --------   ----------    ----------     -----------    ----------
Net loss                                                                                           (8,409)       (8,409)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2007                    8,055,000      8,055       18,945        27,000         (23,609)        3,391
Net loss                                                                                          (28,914)      (28,914)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2008                    8,055,000      8,055       18,945        27,000         (52,523)      (25,523)
                                        -----------   --------   ----------    ----------     -----------    ----------
Net loss                                                                                          (20,415)      (20,415)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2009                    8,055,000      8,055       18,945        27,000         (72,938)      (45,938)
                                        -----------   --------   ----------    ----------     -----------    ----------
Debt relief                                                          47,000        47,000                        47,000
  Subscribed for services      $1.0         279,000        279      278,721       279,000                       279,000
  Subscribed for land          $1.0         187,000        187      186,813       187,000                       187,000
  Subscribed for services      $1.0         500,000        500      499,500       500,000                       500,000
Net loss                                                                                       (1,008,006)   (1,008,006)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, June 30, 2010                    9,021,000      9,021    1,030,979     1,040,000      (1,080,944)      (40,944)
                                        -----------   --------   ----------    ----------     -----------    ----------
Net loss                                                                                          (45,697)      (45,697)
                                        -----------   --------   ----------    ----------     -----------    ----------
Balance, March 31, 2011                   9,021,000   $  9,021   $1,030,979    $1,040,000     $(1,126,641)   $  (86,641)
                                        ===========   ========   ==========    ==========     ===========    ==========

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Statements of Cash Flows
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated From
                                             Nine Months     Nine Months    Three Months    Three Months   Inception Date of
                                               Ended           Ended           Ended           Ended       August 18, 2003 to
                                              March 31,       March 31,       March 31,       March 31,         March 31,
                                                2011            2010            2011            2010              2011
                                             ----------      ----------      ----------      ----------        ----------
Cash derived from (used for)
 Operating activities
   Net loss for the period                   $   (45,697)    $  (615,018)    $    (7,308)    $  (595,172)     $(1,126,641)
   Write down of asset                                --         (45,938)             --              --           77,300
   Shares issued for land                             --         187,000              --         187,000               --
   Shares issued for services                         --         529,000              --         339,970          779,000
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
  Changes in operating assets and
   liabilities
     Accounts payable                                 --              --              --              --            1,820
                                             -----------     -----------     -----------     -----------      -----------
      Net cash (used in) operating
       activities                                (45,697)         55,044          (7,308)        (68,202)        (268,521)
                                             -----------     -----------     -----------     -----------      -----------
Financing activities
  Loans from related party                        45,697         (54,076)          7,308          68,202          241,521
  Shares subscribed for cash                          --              --              --              --           27,000
                                             -----------     -----------     -----------     -----------      -----------
      Net cash provided by financing
       activities                                 45,697         (54,076)          7,308          68,202          268,521
                                             -----------     -----------     -----------     -----------      -----------
Investing activities

      Net cash used for investing
       activities                                     --          (2,030)             --              --               --
                                             -----------     -----------     -----------     -----------      -----------

Cash increase during the period                       --          (1,062)             --              --               --
Cash beginning of the period                          --           1,062              --              --               --
                                             -----------     -----------     -----------     -----------      -----------

Cash end of the period                       $        --     $        --     $        --     $        --      $        --
                                             ===========     ===========     ===========     ===========      ===========

Non-cash Investing and Financing Activities:

In fiscal year 2010 the Company issued 187,000 common shares for land valued at $187,000, and a former officer contributed $47,000 in working capital loans to paid in capital.

Cash paid for interest and income taxes:

Year ended June 30, 2010: None
Year ended June 30, 2009: None

WINCHESTER INTERNATIONAL RESORTS INC.
(Formerly named Sterling Exploration Inc.)
Notes to Financial Statements
March 31, 2011
(An Exploration Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Winchester International Resorts Inc. ("the Company"), formerly named Sterling Exploration Inc, was incorporated under the laws of State of Nevada, U.S. on August 18, 2003, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of June. The Company is currently considering business opportunities in resort development, mining exploration, and other areas as allowed by law. These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,126,641 as at March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2011 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

During the period ended June 30, 2005, the Company issued 8,055,000 shares of common stock for total cash proceeds of $27,000. At March 31, 2011 there were no outstanding stock options or warrants.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company", mean Winchester International Resorts Inc. a Nevada corporation, unless otherwise indicated.

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

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the merger as contemplated in the merger agreement. Our company and Lake W Holdings have mutually agreed to discontinue discussions at this time.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We will outsource contract employment as needed.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

RESULTS OF OPERATIONS

REVENUES

We did not earn any revenues during the three and nine month periods ended March 31, 2011.

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011 which are included herein.

Our operating results for the three months ended March 31, 2011 and 2010 are summarized as follows:

                                                    Three Months Ended
                                                         March 31,
                                                2011                   2010
                                             ----------             ----------

Revenue                                      $      Nil             $      Nil
Bank charges and interest                    $      Nil             $      Nil
Filing and transfer agent fees               $      100             $    3,384
Professional fees                            $      Nil             $  581,294
Office expenses and other                    $    2,589             $    5,144
Travel and entertainment                     $    4,619             $    5,350
Write down of asset                          $      Nil             $      Nil
Net Loss / (Recovery)                        $   (7,308)            $  595,172

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended March 31, 2011, our general and administrative expenses decreased over the three months ended March 31, 2010, primarily due to decreases in professional fees.

NINE MONTHS ENDED MARCH 31, 2011 AND 2010

Our operating results for the nine months ended March 31, 2011 and 2010 are summarized as follows:

                                                     Nine Months Ended
                                                         March 31,
                                                2011                   2010
                                             ----------             ----------

Revenue                                      $      Nil             $      Nil
Bank charges and interest                    $      Nil             $       95
Filing and transfer agent fees               $      547             $    4,471
Professional fees                            $   18,030             $  613,354
Office expenses and other                    $   13,414             $   11,621
Travel and entertainment                     $   13,706             $   31,415
Write down of asset                          $      Nil             $  (45,938)
Net Loss / (Recovery)                        $  (45,697)            $ (615,018)


GENERAL AND ADMINISTRATIVE EXPENSES

During the nine months ended March 31, 2011, our general and administrative expenses decreased over the nine months ended March 31, 2010, primarily due to decreases in professional fees and travel and entertainment.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2011, our total current assets were $109,700 and our total current liabilities were $196,341 and we had a working capital deficit of $86,641. Our financial statements report a net loss of $45,697 for the nine months ended March 31, 2011, and a net loss of $1,126,641 for the period from August 18, 2003 (date of inception) to March 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                      At                 At
                                                   March 31,          March 31,
                                                     2011               2010
                                                   --------           --------

Net Cash (Used in) Operating Activities            $ (46797)          $(55,044)
Net Cash Used In Investing Activities              $    Nil           $ (2,030)
Net Cash Provided by Financing Activities          $ 45,697           $(54,076
Increase (Decrease) In Cash                        $    Nil           $ (1,062)

We had cash in the amount of $Nil as of March 31, 2011 and as of March 31, 2010. We had a working capital deficit of $86,641 as of March 31, 2011 compared to working capital deficit of $40,944 as of the fiscal year ended June 30, 2010.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

At March 31, 2011 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

Exhibit
Number                           Description
------                           -----------

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

                                 WINCHESTER INTERNATIONAL RESORTS INC.


Date: May 12, 2011               /s/ Veryl Norquay
                                 -----------------------------------------------
                                 Veryl Norquay
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: May 12, 2011               /s/ Andrew Buchholz
                                 -----------------------------------------------
                                 Andrew Buchholz
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)